Form 10-Q
period 2022-03-31
Hudson Global, Inc.
filed 2022-05-10
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 23, 2022
Common Stock - $0.001 par value	2,804,779

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$51,917	$34,461

Operating expenses:
Direct contracting costs and reimbursed expenses	26,344	21,743
Salaries and related	18,261	10,590
Office and general	2,431	1,624
Marketing and promotion	955	376
Depreciation and amortization	324	110
Total operating expenses	48,315	34,443
Operating income	3,602	18
Non-operating income (expense):
Interest income, net	2	10
Other income (expense), net	(49)	(53)
Income (loss) before income taxes	3,555	(25)
Provision for income taxes	536	178
Net income (loss)	$3,019	$(203)
Earnings (loss) per share:
Basic	$1.02	$(0.07)
Diluted	$0.97	$(0.07)
Weighted-average shares outstanding:
Basic	2,967	2,891
Diluted	3,117	2,891

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Comprehensive income (loss):
Net income (loss)	$3,019	$(203)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	137	(226)
Total other comprehensive income (loss), net of income taxes	137	(226)
Comprehensive income (loss)	$3,156	$(429)

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,154	$21,714
Accounts receivable, less allowance for doubtful accounts of $197 and $196, respectively	28,924	25,748
Restricted cash, current	173	222
Prepaid and other	2,426	1,476
Total current assets	50,677	49,160
Property and equipment, net of accumulated depreciation of $849 and $807, respectively	422	371
Operating lease right-of-use assets	1,110	477
Deferred tax assets, net	1,471	1,345
Restricted cash	195	177
Goodwill	4,219	4,219
Intangible assets, net of accumulated amortization of $809 and $532, respectively	5,211	5,488
Other assets	5	5
Total assets	$63,310	$61,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,062	$871
Accrued salaries, commissions, and benefits	8,251	10,961
Accrued expenses and other current liabilities	7,606	6,748
Note payable – short term	750	750
Operating lease obligations, current	521	363
Total current liabilities	18,190	19,693
Income tax payable	77	470
Operating lease obligations	599	118
Note payable – long term	1,250	1,250
Other liabilities	402	395
Total liabilities	20,518	21,926
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,799 and 3,694 shares issued; 2,805 and 2,707 shares outstanding, respectively	4	4
Additional paid-in capital	489,795	489,249
Accumulated deficit	(431,504)	(434,523)
Accumulated other comprehensive income (loss), net of applicable tax	52	(85)
Treasury stock, 994 and 987 shares, respectively, at cost	(15,555)	(15,329)
Total stockholders' equity	42,792	39,316
Total liabilities and stockholders' equity	$63,310	$61,242

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,019	$(203)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	324	110
Provision for doubtful accounts	9	—
Benefit from deferred income taxes	(84)	(70)
Stock-based compensation	546	302
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(2,981)	(3,813)
Increase in prepaid and other assets	(955)	(22)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,264)	1,284
Net cash used in operating activities	(2,386)	(2,412)
Cash flows from investing activities:
Capital expenditures	(93)	(40)
Net cash used in investing activities	(93)	(40)
Cash flows from financing activities:
Purchase of restricted stock from employees	(226)	—
Net cash used in financing activities	(226)	—
Effect of exchange rates on cash, cash equivalents and restricted cash	114	(156)
Net decrease in cash, cash equivalents and restricted cash	(2,591)	(2,608)
Cash, cash equivalents, and restricted cash, beginning of the period	22,113	26,199
Cash, cash equivalents, and restricted cash, end of the period	$19,522	$23,591
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$3	$10
Net cash payments during the period for income taxes	$867	$299
Cash paid for amounts included in operating lease liabilities	$124	$112
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$772	$611

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022		March 31, 2021
	Shares	Value	Shares	Value
Total stockholders' equity, beginning balance	2,707	$39,316	2,685	$34,280

Common stock and additional paid-in capital:
Beginning balance	3,694	489,253	3,672	486,829
Stock-based compensation expense	105	546	3	302
Ending balance	3,799	489,799	3,675	487,131

Treasury stock:
Beginning balance	(987)	(15,329)	(987)	(15,325)
Purchase of treasury stock	—	—	—	(2)
Purchase of restricted stock from employees	(7)	(226)	—	—
Ending balance	(994)	(15,555)	(987)	(15,327)

Accumulated other comprehensive income (loss):
Beginning balance		(85)		526
Other comprehensive income (loss)		137		(226)
Ending balance		52		300

Accumulated deficit:
Beginning balance		(434,523)		(437,750)
Net income (loss)		3,019		(203)
Ending balance		(431,504)		(437,953)

Total stockholders' equity, ending balance	2,805	$42,792	2,688	$34,151

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2 – DESCRIPTION OF BUSINESS

    The Company is comprised of the operations, assets, and liabilities of the Company’s three regional businesses: the Americas, Asia Pacific, and Europe. The Company provides Recruitment Process Outsourcing (“RPO”) permanent recruitment and contracting outsourced recruitment solutions. These services are tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
On October 29, 2021, Hudson completed the acquisition of Karani, LLC, a Chicago-headquartered recruiting services provider that primarily serves U.S.-based customers from its operations in India and the Philippines. Karani, LLC partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries. This acquisition has enhanced the Company’s global delivery capability by adding a substantial presence in India and the Philippines, fostering business in new markets, and further developing the Company’s technology recruitment capabilities.
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

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. COVID-19 continues to have an impact around the world and presents risks to the Company, which the Company is unable to fully evaluate or foresee at the current time. However, the Company is vigilantly monitoring the business environment surrounding COVID-19 and continues to proactively address this situation as it evolves. The Company believes it can continue

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
to take appropriate actions to manage the business in this challenging environment due to the flexibility of its workforce and the strength of its balance sheet.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes”. The standard simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. For public business entities, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Standard Update Not Yet Adopted

    In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally require a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under Accounting Standards Codification (“ASC”) 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies with annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, and will adopt the guidance when it becomes effective.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our estimated amounts of variable consideration subject to constraints are not material and we do not believe that there will be significant changes to our estimates.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, deferred revenue was $318 and $533, respectively.

    Payment terms vary by client and the services offered. We consider payment terms that exceed one year to be extended payment terms. Substantially all of the Company’s contracts include payment terms of 90 days or less, and we do not extend payment terms beyond one year.

    We primarily record revenue on a gross basis in the Consolidated Statements of Operations and Comprehensive Income based upon the following key factors:

•We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•We maintain control over our contractors while the services to the client are being performed, including our contractors’ billing rates, and are ultimately responsible for paying them.

    RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients’ permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fees and variable consideration. Variable consideration is constrained by candidates accepting offers of permanent employment. We recognize revenue on fixed fees as the performance obligations are satisfied and variable fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

In the first quarter of 2022, one contracting customer ended its agreement with the Company. For the full year ended December 31, 2021, the contracting customer had revenue of $44,888, or 27% of the Company's revenue, which is reported as revenue in the Company’s Condensed Consolidated Statements of Operations, and Direct contracting costs and reimbursed expenses of $43,980, which is reported as Direct contracting costs and reimbursed expenses in the Company’s Condensed Consolidated Statements of Operations. Revenue less direct contracting costs and reimbursed expenses for this customer was $908, or 1% of the Company's total revenue less direct contracting costs and reimbursed expenses of $68,157, for the full year ended December 31, 2021. The Company does not believe that the loss of this customer will have a material adverse impact on the Company and its subsidiaries.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Disaggregation of Revenue

    The following table presents our disaggregated revenues by revenue source. For additional information on the revenues by geographical segment, see Note 13 to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2022	2021
RPO Recruitment	$25,260	$12,386
Contracting	26,657	22,075
Total Revenue	$51,917	$34,461

NOTE 5 – ACQUISITION

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

Karani, LLC partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries to customers primarily located in the United States. On the date of acquisition, Karani, LLC had approximately 560 employees in India and 120 employees in the Philippines.

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

The Karani Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $8,673, which consists of the amount paid in cash of $6,805, a promissory note of $2,000, and a working capital credit of $132, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 29, 2021, with the excess recorded as goodwill. The purchase price included $737 of cash and cash equivalents acquired. The Company incurred transaction costs related to the acquisition of approximately $200 that were expensed as part of Office and general on the Consolidated Statements of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the purchase price, Hudson agreed to pay a $250 retention payment to the Chief Financial Officer of Karani, LLC, which is classified as compensation expense, recorded on a straight-line basis.

The Company’s Consolidated Statements of Operations for the three months ended March 31, 2022 included external revenue of $2,568 and net income of $235, from the acquired company.

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

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives on the date of acquisition.

	Fair Value	Useful Life
Developed technology	$640	3 years
Customer lists	2,800	6 years
Trade name	1,100	10 years
Total identifiable assets	$4,540

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisition of Karani, LLC as if the transaction had occurred on January 1, 2021.

Three Months Ended
March 31, 2021
Revenue	$36,152
Net loss	$(228)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three months ended March 31, 2021. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the Karani Acquisition taken place on January 1, 2021.

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

Per the terms of the APA, the Seller received (i) $3,997 in cash subject to certain adjustments set forth in the APA at the closing of the Coit Acquisition; (ii) a promissory note in the aggregate principal amount of $1,350, payable in annual installments of $450 per year on the first, second, and third anniversaries of the closing; (iii) $500 in shares of the Company’s common stock, with the amount of such shares to be determined by dividing $500 by the weighted average price of the Company’s common stock for the five trading days prior to the closing date, to be issued in three equal installments on each of the 10-month, 20-month, and 30-month anniversaries of the closing date; and (iv) earn-out payments not to exceed $1,500 and $2,030 in the years ended December 31, 2021 and 2022, respectively, based upon the achievement of certain performance thresholds in those years. In addition, the Principals each entered into employment agreements with the Company for a term of two years.

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

The promissory note and shares of the Company’s common stock to be paid to the Seller as outlined in the APA are tied to the continuing employment of the Principals at the Company, and therefore have been accounted for as compensation expense. This compensation expense is recorded on a straight-line basis under the assumption that the Principals will remain employed by the Company, and therefore that the note will be paid in full and the shares will be issued. For the three months ended March 31, 2022 and 2021, the Company recognized $42 and $90, respectively in stock-based compensation associated with the 52,226 restricted shares of common stock which were issued over 30 months (see Note 6 to the Condensed Consolidated Financial Statements). In addition, in the three months ended March 31, 2022, the Company recognized expense of $112 related to the promissory note, and $508 related to earn-out payments. For the three months ended March 31, 2021, the Company recognized expense of $91 related to the promissory note, and $200 related to earn-out payments. The amount due associated with the promissory note payable to the Principals is reflected in Accrued salaries, commissions, and benefits on the Condensed Consolidated Balance Sheets. The compensation expense recognized of $662 and $381 for the three months ended March 31, 2022 and 2021, respectively, is reflected in Salaries and related expenses on the Condensed Consolidated Statements of Operations.

The Company’s Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 included revenue of $5,982, and $1,316, respectively, and net income of $1,259 and net loss of $334, respectively, from the acquired company.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 6 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
    The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 and further amended on September 14, 2020 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. The Company has included an amendment to the ISAP in its proxy statement for its 2022 Annual Meeting of Stockholders to increase the number of shares of the Company's common stock that are reserved for issuance by 250,000 shares. As of March 31, 2022, there were 24,690 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
In the first quarter of 2021, the Company granted restricted stock units subject to performance vesting conditions for the years ended December 31, 2021 and December 31, 2020 of 73,596 and 53,075, respectively. In addition, in the first quarter of 2021, the Company granted 25,500 of discretionary time-vested stock units to certain employees that were not subject to performance conditions. For three months ended March 31, 2022, the Company granted 20,667 restricted stock units subject to performance vesting conditions. The Compensation Committee approved the grant of additional restricted stock units to executives of the Company, subject to approval of the amendment to the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended (the “Plan”), to increase the number of shares of the Company’s common stock issuable under the Plan by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders.
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the three months ended March 31, 2022 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	15,667
Performance and service conditions - Type 2 (1) (2)	5,000
Total shares of stock award granted	20,667

(1)For grants to Corporate office employees subject to 2022 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”.

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2022, the Company granted 1,352 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of March 31, 2022, 212,287 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. Accordingly, for the three months ended March 31, 2022 and 2021, the Company recognized $42 and $90 in stock-based compensation. See Note 5 for additional information.
    For the three months ended March 31, 2022 and 2021, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended March 31,
	2022	2021
Restricted shares of common stock (see Note 5)	$42	$90
Restricted stock units	504	212
Total	$546	$302

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Restricted Stock Units
    As of March 31, 2022, the Company had $1,739 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.45 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	20,667	$30.00	1,352	$33.90	22,019	$30.24
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(74,900)	$16.03	(9,437)	$17.31	(84,337)	$16.17
Forfeited	—	$—	(1,675)	$14.54	(1,675)	$14.54
Unvested restricted stock units at March 31,	104,044	$18.86	36,740	$17.84	140,784	$18.60

(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
 (a)    he number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Three Months Ended March 31, 2021
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	14,676	$15.45	—	$—	14,676	$15.45
Granted	126,671	$15.79	28,240	$14.75	154,911	$15.60
Vested	(2,699)	$15.30	(2,740)	$16.71	(5,439)	$16.01
Forfeited	(11,411)	$14.54	—	$—	(11,411)	$14.54
Unvested restricted stock units at March 31,	127,237	$15.88	25,500	$14.54	152,737	$15.65
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Shares of Common Stock
As of March 31, 2022, the Company had approximately $83 of unrecognized stock-based compensation expense related to outstanding unvested restricted shares of common stock issued in connection with the Coit Acquisition (see Note 5). These shares had a grant price of $9.57 and a remaining average expected life of 0.58 years. Restricted shares of common stock have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s restricted shares of common stock for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1,	34,818	$9.57	52,226	$9.57
Vested	—	$—	—	$—
Unvested restricted shares of common stock at March 31,	34,818	$9.57	52,226	$9.57

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
Effective Tax Rate
    The provision for income taxes for the three months ended March 31, 2022 was $536 on a pre-tax income of $3,555, compared to a provision for income taxes of $178 on pre-tax loss of $25 for the same period in 2021. The Company’s effective income tax rate was positive 15% and negative 721% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
    As of both March 31, 2022 and December 31, 2021, the Company had $360 of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of March 31, 2022 and December 31, 2021, the Company had $115 and $110, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

Based on information available as of March 31, 2022, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2022, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2014 and 2020 depending on the jurisdiction.

The Company believes that its unrecognized tax benefits as of March 31, 2022 are appropriately reflected for all years subject to examination above.

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
    A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Earnings (loss) per share (“EPS”):
Basic	$1.02	$(0.07)
Diluted	$0.97	$(0.07)
EPS numerator - basic and diluted:
Net income (loss)	$3,019	$(203)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,967	2,891
Common stock equivalents: restricted stock units and restricted shares of common stock	150	—	(a)
Weighted average number of common stock outstanding - diluted	3,117	2,891

(a)The diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 6 to the Condensed Consolidated Financial Statements for further details on unvested restricted stock units) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings (loss) per share.
    The weighted average number of shares outstanding used in the computation of diluted net earnings or loss per share for the three months ended March 31, 2022 and 2021 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Unvested restricted shares of common stock	—	52,226
Unvested restricted stock units	—	152,737
Total	—	204,963

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $2,131 on October 29, 2021 in connection with the Karani Acquisition and goodwill of $2,088 in connection with the Coit Acquisition. (see Note 5 for further information).

Intangible Assets
The Company’s intangible assets consisted of the following components:

March 31, 2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.5	$80	$(60)	$20
Trade name	8.0	1,500	(166)	1,334
Customer lists	5.0	3,800	(494)	3,306
Developed technology	2.6	640	(89)	551
		$6,020	$(809)	$5,211

December 31, 2021	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.8	$80	$(50)	$30
Trade name	8.2	1,500	(118)	1,382
Customer lists	5.3	3,800	(328)	3,472
Developed technology	2.8	640	(36)	604
		$6,020	$(532)	$5,488

Amortization expense for the three months ended March 31, 2022 and 2021 was $277 and $80, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during three months ended March 31, 2022 and 2021.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2022, and for each of the next fiscal years are as follows:

2022	$823
2023	1,070
2024	1,034
2025	787
2026	577
Thereafter	920
$5,211

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2022 Beginning Balance	Amortization	March 31, 2022 Ending Balance
Non-compete agreements	$30	$(10)	$20
Trade name	1,382	(48)	1,334
Customer lists	3,472	(166)	3,306
Developed technology	604	(53)	551
	$5,488	$(277)	$5,211

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company did not have any legal reserves as of March 31, 2022 and December 31, 2021.
Operating Leases
    Our office space leases have lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the three months ended March 31, 2022 and 2021 were $277 and $177, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of March 31, 2022 was 2.8 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of March 31, 2022, future minimum operating lease payments are as follows:

	2022	2023	2024	2025	2026	2027	Total
Minimum lease payments	$404	$352	$151	$90	$92	$31	$1,120

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement was $5 for each of the three months ended March 31, 2022 and 2021.

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

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss), net of applicable tax, consisted of the following:

	March 31,	December 31,
	2022	2021
Foreign currency translation adjustments	$52	$(85)
Accumulated other comprehensive income (loss)	$52	$(85)

NOTE 12 – STOCKHOLDERS' EQUITY
Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2022 and 2021, no purchases of shares were made by the Company under this authorization. As of March 31, 2022, under the July 30, 2015 authorization, the Company had repurchased an aggregate of 432,563 shares for a total cost of $8,297.

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

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended March 31, 2022
Revenue, from external customers	$14,611	$31,133	$6,173	$—	$—	$51,917
Inter-segment revenue	53	12	31	—	(96)	—
Total revenue	$14,664	$31,145	$6,204	$—	$(96)	$51,917
Adjusted net revenue, from external customers (a)	$13,702	$8,213	$3,658	$—	$—	$25,573
Inter-segment adjusted net revenue	16	(8)	(8)	—	—	—
Total adjusted net revenue	$13,718	$8,205	$3,650	$—	$—	$25,573
EBITDA (loss) (b)	$2,414	$2,027	$147	$(711)	$—	$3,877
Depreciation and amortization	(305)	(11)	(7)	(1)	—	(324)
Intercompany (expense) interest income, net	—	(75)	—	75	—	—
Interest income, net	—	1	—	1	—	2
Provision for (benefit from) income taxes	$(42)	$(531)	$16	$21	$—	$(536)
Net income (loss)	$2,067	$1,411	$156	$(615)	$—	$3,019

As of March 31, 2022
Accounts receivable, net	$11,711	$11,761	$5,452	$—	$—	$28,924
Long-lived assets, net of accumulated depreciation and amortization (b)	$9,735	$57	$56	$4	$—	$9,852
Total assets	$26,047	$24,119	$8,472	$4,672	$—	$63,310

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended March 31, 2021
Revenue, from external customers	$4,561	$25,340	$4,560	$—	$—	$34,461
Inter-segment revenue	—	—	—	—	—	—
Total revenue	$4,561	$25,340	$4,560	$—	$—	$34,461
Adjusted net revenue, from external customers (a)	$4,209	$5,758	$2,751	$—	$—	$12,718
Inter-segment adjusted net revenue	—	—	—	—	—	—
Total adjusted net revenue	$4,209	$5,758	$2,751	$—	$—	$12,718
EBITDA (loss) (b)	$(278)	$762	$70	$(479)	$—	$75
Depreciation and amortization	(86)	(14)	(9)	(1)	—	(110)
Intercompany (expense) interest income, net	—	(85)	—	85	—	—
Interest (expense) income, net	—	1	—	9	—	10
Provision for (benefit from) income taxes	$(9)	$(194)	$(17)	$42	$—	$(178)
Net income (loss)	$(373)	$470	$44	$(344)	$—	$(203)

As of December 31, 2021
Accounts receivable, net	$8,765	$12,073	$4,910	$—	$—	$25,748
Long-lived assets, net of accumulated depreciation and amortization (b)	$9,964	$68	$42	$4	$—	$10,078
Total assets	$22,214	$21,744	$9,370	$7,914	$—	$61,242

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Geographic Data Reporting
    A summary of revenues for three months ended March 31, 2022 and 2021 and net assets by geographic area as of March 31, 2022 and December 31, 2021, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended March 31, 2022
Revenue (a)	$28,386	$13,895	$5,773	$3,863	$51,917
For The Three Months Ended March 31, 2021
Revenue (a)	$23,474	$4,248	$3,871	$2,868	$34,461
As of March 31, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$27	$9,739	$56	$30	$9,852
Net assets	$9,472	$22,624	$2,931	$7,765	$42,792
As of December 31, 2021
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$9,968	$42	$39	$10,078
Net assets	$7,925	$21,510	$2,729	$7,152	$39,316

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 14 – STOCKHOLDER RIGHTS PLAN

    On October 15, 2018, the Company’s Board of Directors declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (as amended, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The Company’s stockholders approved the Rights Agreement at the Company’s 2019 Annual Meeting of Stockholders held on May 6, 2019. On September 28, 2021, the Company and the Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”) that amended the Rights Agreement to extend its term through October 15, 2024. The amendment was approved by the Board on September 28, 2021, subject to stockholder approval. The Company has included the Amendment in its proxy statement for its 2022 Annual Meeting of Stockholders and recommends that its stockholders approve the Amendment.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    The Rights Agreement replaced the Company’s prior rights agreement designed to preserve the value of the Company’s NOLs, which was approved by stockholders in 2015 and expired in accordance with its terms in January 2018. The Company also has a provision in its Amended and Restated Certificate of Incorporation (the “Charter Provision”) which generally prohibits transfers of its common stock that could result in an ownership change. The Company believes that in light of the significant amount of the NOLs, it is advisable for the Company’s stockholders to approve the Amendment to extend the term of the Rights Agreement. In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership (as defined under the Rights Agreement) of 4.99% or more of the outstanding common stock without the prior approval of the Board (an “Acquiring Person”). Any Rights held by an Acquiring Person are void and may not be exercised.

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

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2021. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Policies
•Forward-Looking Statements

Executive Overview

    The Company’s objective is to increase value to the Company’s stockholders by providing global Recruitment Process Outsourcing (“RPO”) solutions to customers. With direct operations in fourteen countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company’s clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company seeks to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients’ business requirements.

    The Company’s proprietary frameworks, assessment tools, and leadership development programs, coupled with its global footprint, allow the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients’ hiring.
    To meet the Company’s objective, the Company engages in the following initiatives:
•Facilitating growth and development of the global RPO business through strategic investments in people, innovation, and technology;
•Building and differentiating the Company’s brand through its unique outsourcing solutions offerings; and
•Improving the Company’s cost structure and efficiency of its support functions and infrastructure.

    We continue to explore all strategic alternatives to maximize value for stockholders. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will also continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance stockholders value, including to review information regarding potential acquisitions, as well as to provide information about our business to third parties, from time to time.

    This MD&A discusses the results of the Company’s business for the three months ended March 31, 2022 and 2021.

Index
Current Market Conditions

    After another challenging year in 2021, economic conditions in most of the world’s major markets are expected to rebound in 2022. Some markets are beginning to see a potential path forward for improved economic conditions. However, expectations for recovery may be hampered by new variants of the virus. Policy measures enacted by U.S. and foreign governments to combat the economic impact of the virus provided support to local economies, but many of these measures have since been discontinued. In addition, the continued uncertainty has resulted in increased inflation and volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars. The Company closely monitors the economic environment and business climate in its markets and responds accordingly.

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

The COVID-19 pandemic affected the Company’s operations in prior years and may continue to do so in the future. The COVID-19 pandemic may impact the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, as well as the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Management cannot predict the continued impact of the COVID-19 pandemic may continue to have on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might ends.

Financial Performance

    The following is a summary of the Company’s financial performance highlights for the three months ended March 31, 2022 and 2021. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

•Revenue was $51.9 million for the three months ended March 31, 2022, compared to $34.5 million for the first quarter of 2021, an increase of $17.5 million, or 50.7%. The increase in revenue was driven by growth in the Americas, Australia and the UK.
◦On a constant currency basis, the Compan’s revenue increased $19.1 million, or 58.0%. RPO recruitment revenue increased $13.2 million, or 109.9%, while contracting revenue increased $5.8 million, or 28.0%, compared to the first quarter of 2021. Revenue included an increase of $2.6 million from the acquisition of Karani, LLC. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q)
•Adjusted net revenue was $25.6 million for the three months ended March 31, 2022, compared to $12.7 million for the first quarter of 2021, an increase of $12.9 million, or 101.1%.
◦On a constant currency basis, adjusted net revenue increased $13.2 million, or 107.1%, mainly due to an increase in RPO recruitment adjusted net revenue of $12.9 million, or 112.0%, compared to the first quarter of 2021. Contracting adjusted net revenue increased by $0.3 million, or 37.0%, compared to the same period in 2021. Adjusted net revenue included an increase of $2.6 million from the acquisition of Karani, LLC.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $21.7 million for the three months ended March 31, 2022, compared to $12.6 million for the same period in 2021, an increase of $9.0 million, or 71.4%.

Index
◦On a constant currency basis, SG&A and Non-Op increased $9.3 million, or 75.7%. SG&A and Non-Op as a percentage of revenue was 41.7% for the three months ended March 31, 2022, compared to 37.5% for the same period in 2021.
•EBITDA was $3.9 million for the three months ended March 31, 2022, compared to EBITDA of $0.1 million for the same period in 2021, an increase in EBITDA of $3.8 million. On a constant currency basis, EBITDA increased $3.9 million.
•Net income was $3.0 million for the three months ended March 31, 2022, compared to net loss of $0.2 million for the same period in 2021, an increase in net income of $3.3 million. On a constant currency basis, net income also increased $3.3 million.
Constant Currency (Non-GAAP measure)
    The Company operates on a global basis, with the majority of its revenue generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect the Company’s results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term “constant currency” to mean that financial data for a previously reported period is translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. Constant currency metrics should not be considered in isolation or as a substitute for reported results prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends. Changes in foreign currency exchange rates generally impact only reported earnings.
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2022 and 2021.

Index

	Three Months Ended March 31,
	2022	2021
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$14,611	$4,561	$—	$4,561
Asia Pacific	31,133	25,340	(1,456)	23,884
Europe	6,173	4,560	(142)	4,418
Total	$51,917	$34,461	$(1,598)	$32,863
Adjusted net revenue (a):
Americas	$13,702	$4,209	$—	$4,209
Asia Pacific	8,213	5,758	(280)	5,478
Europe	3,658	2,751	(90)	2,661
Total	$25,573	$12,718	$(370)	$12,348
SG&A and Non-Op (b):
Americas	$11,304	$4,487	$—	$4,487
Asia Pacific	6,178	4,996	(231)	4,765
Europe	3,503	2,681	(84)	2,597
Corporate	680	479	—	479
Total	$21,665	$12,643	$(315)	$12,328
Operating income (loss):
Americas	$2,321	$(298)	$—	$(298)
Asia Pacific	2,274	1,063	(62)	1,001
Europe	256	200	(10)	190
Corporate	(1,249)	(947)	—	(947)
Total	$3,602	$18	$(72)	$(54)
Net income (loss), consolidated	$3,019	$(203)	$(40)	$(243)
EBITDA (loss) (c):
Americas	$2,414	$(278)	$—	$(278)
Asia Pacific	2,027	762	(49)	713
Europe	147	70	(6)	64
Corporate	(711)	(479)	—	(479)
Total	$3,877	$75	$(55)	$20

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
Use of EBITDA (Non-GAAP measure)
    Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. Management considers EBITDA to be the best indicator of operating performance and most comparable measure across the regions in which the Company operates. Management uses this measure to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2022	2021
Net income (loss)	$3,019	$(203)
Adjustments to Net income (loss)
Provision for income taxes	536	178
Interest income, net	(2)	(10)
Depreciation and amortization expense	324	110
Total adjustments from net income (loss) to EBITDA	858	278
EBITDA	$3,877	$75

Index
Results of Operations
Americas (reported currency)

Revenue

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$14.6	$4.6	$10.1	220%

    For the three months ended March 31, 2022, RPO recruitment revenue increased by $9.6 million, or 232%, while contracting revenue increased by $0.4 million, or 101%. The acquisition of Karani, LLC contributed 56 percentage points to the revenue growth. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q)

Adjusted net revenue

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$13.7	$4.2	$9.5	226%
Adjusted net revenue as a percentage of revenue	94%	92%	N/A	N/A

    For the three months ended March 31, 2022, RPO recruitment adjusted net revenue increased by $9.4 million, or 229%, compared to the same period in 2021. The acquisition of Karani, LLC contributed 61 percentage points to the adjusted net revenue growth. The increase in RPO recruitment adjusted net revenue was driven by the revenue growth.

    For the three months ended March 31, 2022, total adjusted net revenue as a percentage of revenue was 94%, compared to 92% for the same period in 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment revenue to contracting revenue.

SG&A and Non-Op

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$11.3	$4.5	$6.8	152%
SG&A and Non-Op as a percentage of revenue	77%	98%	N/A	N/A

    For the three months ended March 31, 2022, SG&A and Non-Op increased $6.8 million, or 152%, compared to the same period in 2021, while SG&A and Non-Op as a percentage of revenue decreased from 98% to 77%. The decrease of SG&A and Non-op as a percentage of revenue is primarily due to gains in adjusted net revenue outpacing the higher consultant staff cost from investments in the sales team and industry marketing activities.

Index
Operating Income and EBITDA

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating income (loss)	$2.3	$(0.3)	$2.6	N/M
EBITDA (loss)	$2.4	$(0.3)	$2.7	N/M
EBITDA (loss) as a percentage of revenue	17%	(6)%	N/A	N/A
N/M = not meaningful
For the three months ended March 31, 2022, operating income was $2.3 million, compared to operating loss of $0.3 million in the same period in 2021. The operating income growth was primarily due to the stronger adjusted net revenue results and lower SG&A and Non-Op as a percentage of revenue.
For the three months ended March 31, 2022, EBITDA was $2.4 million, or 17% of revenue, compared to EBITDA loss of $0.3 million in the same period in 2021. The increase in EBITDA was due to the same factors noted above.

Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$31.1	$23.9	$7.2	30%

    For the three months ended March 31, 2022, contracting revenue increased $4.7 million, or 25%, and RPO recruitment revenue increased by $2.5 million, or 50%, compared to the same period in 2021.

    In Australia, revenue increased $6.4 million, or 29%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily in contracting revenue of $4.2 million, which increased 23%, and RPO recruitment revenue which increased by $2.1 million, or 55%. The increases in contracting and recruitment revenue were primarily due to higher volume from existing clients.

    In Asia, revenue increased $0.7 million, or 41%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase for the three months ended March 31, 2022 was due to higher demand from existing clients.

Adjusted net revenue

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$8.2	$5.5	$2.7	50%
Adjusted net revenue as a percentage of revenue	26%	23%	N/A	N/A

    For the three months ended March 31, 2022, RPO recruitment adjusted net revenue increased $2.5 million, or 52%, while contracting adjusted net revenue increased $0.2 million, or 31%, compared to the same period in 2021.

    In Australia, adjusted net revenue increased by $2.3 million, or 54%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $2.1 million, or 58%, while contracting adjusted net revenue increased by $0.2 million, or 29%.

Index

    In Asia, adjusted net revenue increased by $0.4 million, or 37%, for the three months ended March 31, 2022, compared to the same period in 2021.

Total adjusted net revenue as a percentage of revenue was 26% for the three months ended March 31, 2022, and 2021, compared to 23% for the same period in 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment revenue to contracting revenue.

SG&A and Non-Op

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$6.2	$4.8	$1.4	30%
SG&A and Non-Op as a percentage of revenue	20%	20%	N/A	N/A

    For the three months ended March 31, 2022, SG&A and Non-Op increased $1.4 million, or 30%. The increase was primarily due to higher consultant staff costs.

Operating Income and EBITDA

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$2.3	$1.0	$1.3	127%
EBITDA	$2.0	$0.7	$1.3	184%
EBITDA as a percentage of revenue	7%	3%	N/A	N/A

    For the three months ended March 31, 2022, operating income was $2.3 million, compared to operating income of $1.0 million for the same period in 2021. The increase in operating income was principally due to the change in adjusted net revenue, as described above.
For the three months ended March 31, 2022, EBITDA was $2.0 million, or 7% of revenue, compared to EBITDA of $0.7 million, or 3% of revenue, for the same period in 2021. The increase in EBITDA was principally due to the change in adjusted net revenue, as described above.
Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$6.2	$4.4	$1.8	40%

    For the three months ended March 31, 2022, RPO recruitment revenue increased $1.0 million, or 37%, while contracting revenue increased $0.7 million, or 44%, compared to the same period in 2021.

Index
    In the U.K., for the three months ended March 31, 2022, revenue increased by $2.0 million, or 53%. The change was driven by increases in RPO recruitment and contracting revenue of $1.3 million and $0.7 million, respectively, reflecting higher demand from existing clients and the implementation of new contract wins.

    In Continental Europe, total revenue was $0.4 million for the three months ended March 31, 2022, a decrease of 39%, compared to $0.7 million for the same period in 2021, due to lower demand from existing recruitment clients.

Adjusted net revenue

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$3.7	$2.7	$1.0	37%
Adjusted net revenue as a percentage of revenue	59%	60%	N/A	N/A

    For the three months ended March 31, 2022, adjusted net revenue increased by $1.0 million, or 37%, driven by an increase in RPO recruitment adjusted net revenue of $1.0 million.

    In the U.K., total adjusted net revenue for the three months ended March 31, 2022 increased by $1.2 million, or 59%, compared to the same period in 2021. The increase was driven by RPO recruitment adjusted net revenue, which also increased by $1.2 million, or 60%.

    In Continental Europe, total adjusted net revenue was $0.4 million for the three months ended March 31, 2022, a decrease of 37%, compared to $0.6 million for the same period in 2021, due to lower demand at existing clients.

SG&A and Non-Op

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$3.5	$2.6	$0.9	35%
SG&A and Non-Op as a percentage of revenue	57%	59%	N/A	N/A

    For the three months ended March 31, 2022, SG&A and Non-Op increased $0.9 million, or 35%, compared to for the same period in 2021. The increase in SG&A and Non-Op was primarily due to higher consultant staff costs in the current year.

For the three months ended March 31, 2022, SG&A and Non-Op as a percentage of revenue was 57%, compared to 59% for the same period in 2021. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to gains in adjusted net revenue outpacing the increases in consultant staff costs noted above.

Operating Income and EBITDA

	Three Months Ended March 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income	$0.3	$0.2	$0.1	35%
EBITDA	$0.1	$0.1	$0.1	131%
EBITDA as a percentage of revenue	2%	1%	N/A	N/A

Index

    For the three months ended March 31, 2022, operating income was $0.3 million, compared to operating income of $0.2 million for the same period in 2021. The increase was principally due to the gains in RPO recruitment revenue noted above.
For the three months ended March 31, 2022, EBITDA was $0.1 million, or 2% of revenue, compared to EBITDA of $0.1 million, or 1% of revenue, for the same period in 2021.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $0.7 million for the three months ended March 31, 2022, compared to $0.5 million for the three months ended March 31, 2021. The increase was primarily due to higher staff costs and stock-based compensation expense, partially offset by higher corporate allocations.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2022, compared to $0.1 million for the same period in 2021. The increase was driven by amortization expense associated with the acquisition of Karani, LLC of $0.2 million for the three months ended March 31, 2022. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q)

Other income (expense), Net

Other expense of $0.0 million for the three months ended March 31, 2022 decreased slightly compared to other expense of $0.1 million for the same period in 2021.

Provision for Income Taxes

    The provision for income taxes for the three months ended March 31, 2022 was $0.5 million on $3.6 million of pre-tax income, compared to a provision for income tax of $0.2 million on $0.0 million of pre-tax loss for 2021. The effective tax rates for the three months ended March 31, 2022 and 2021 were positive 15% and negative 721%, respectively. For the three months ended March 31, 2022, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.

Net Income (Loss)

    Net income was $3.0 million for the three months ended March 31, 2022, compared to net loss of $0.2 million for the three months ended March 31, 2021. Basic and diluted earnings per share were $1.02 and $0.97 for the three months ended March 31, 2022, respectively, compared to basic and diluted loss per share of $0.07 for the same period in 2021.

Liquidity and Capital Resources

    As of March 31, 2022, cash and cash equivalents and restricted cash totaled $19.5 million, compared to $22.1 million as of December 31, 2021. The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2022 and 2021:

Index

	For the Three Months Ended March 31,
$ in millions	2022	2021
Net cash used in operating activities	$(2.4)	$(2.4)
Net cash used in investing activities	(0.1)	—
Net cash used in financing activities	(0.2)	—
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.1	(0.2)
Net decrease in cash, cash equivalents, and restricted cash	$(2.6)	$(2.6)

Cash Flows from Operating Activities

    For the three months ended March 31, 2022, net cash used in operating activities was $2.4 million, compared to $2.4 million of net cash used in operating activities in the first quarter of 2021, resulting in a slight decrease in net cash used. The decrease in net cash used resulted principally from higher net income, mostly offset by less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the three months ended March 31, 2022, net cash used in investing activities was $0.1 million, compared to $0.0 million of net cash used in investing activities for the same period in 2021.

Cash Flows from Financing Activities

    For the three months ended March 31, 2022, net cash used in financing activities was $0.2 million, compared to net cash used in financing activities of $0.0 million for the same period in 2021. The increase was driven by the impact of purchases of restricted stock from employees of $0.2 million.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement was $5 for each of the three months ended March 31, 2022 and 2021. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2021.
Liquidity Outlook

    As of March 31, 2022, the Company had cash and cash equivalents on hand of $19.2 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. In addition, the Company issued a promissory note of $2.0 million, in connection with the acquisition of Karani, LLC. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of March 31, 2022. The Company’s near-term cash requirements during 2022 are primarily related to the funding of the Company’s operations. For the full year 2022, the Company expects to make capital expenditures of less than $1.0 million.
    As of March 31, 2022, $6.2 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($6.4 million), Hong Kong ($2.1 million), the U.K. ($1.1 million), China ($0.8 million), India ($0.6 million), Singapore ($0.5 million), Switzerland ($0.4 million), Belgium

Index
($0.3 million), and the Philippines ($0.3 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of March 31, 2022 or December 31, 2021. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies & Estimates
    See “Critical Accounting Policies & Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 11, 2022 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2022.

Index
FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the adverse impacts of the coronavirus, or COVID-19 pandemic, (3) the Company’s ability to successfully achieve its strategic initiatives, (4) risks related to potential acquisitions or dispositions of businesses by the Company, (5) the Company’s ability to operate successfully as a company focused on its RPO business, (6) risks related to fluctuations in the Company’s operating results from quarter to quarter, (7) the loss of or material reduction in our business with any of the Company’s largest customers, (8) the ability of clients to terminate their relationship with the Company at any time, (9) competition in the Company’s markets, (10) the negative cash flows and operating losses that may recur in the future, (11) risks relating to how future credit facilities may affect or restrict our operating flexibility, (12) risks associated with the Company’s investment strategy, (13) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 pandemic, (14) the Company’s dependence on key management personnel, (15) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (16) the Company’s ability to collect accounts receivable, (17) the Company’s ability to maintain costs at an acceptable level, (18) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (19) risks related to providing uninterrupted service to clients, (20) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (21) the Company’s ability to utilize net operating loss carry-forwards, (22) volatility of the Company’s stock price, (23) the impact of government regulations, (24) restrictions imposed by blocking arrangements, and (25) those risks set forth in “Risk Factors in the Company’s Annual Report on From 10-K for the year ended December 31, 2021.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2022, the Company earned approximately 73% of its revenue outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Specifically, the ongoing COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
    There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    As of March 31, 2022, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2022 - January 31, 2022	—	$—	—	$1,703,000
February 1, 2022 - February 28, 2022	—	$—	—	$1,703,000
March 1, 2022 - March 31, 2022	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q for further details. As of March 31, 2022, the Company had repurchased an aggregate of 432,563 shares for a total cost of approximately $8.3 million under this authorization. There were no share repurchases by the Company during the three months ended March 31, 2022. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.    OTHER INFORMATION
    None.

Index

ITEM 6.    EXHIBITS

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	May 10, 2022	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2022	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)