Form 10-Q
period 2022-06-30
Hudson Global, Inc.
filed 2022-08-11
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 20, 2022
Common Stock - $0.001 par value	2,822,187

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$50,961	$39,674	$102,878	$74,135

Operating expenses:
Direct contracting costs and reimbursed expenses	23,687	24,583	50,031	46,326
Salaries and related	19,221	12,281	37,482	22,871
Office and general	2,757	2,018	5,188	3,642
Marketing and promotion	1,079	384	2,034	760
Depreciation and amortization	337	113	661	223
Total operating expenses	47,081	39,379	95,396	73,822
Operating income	3,880	295	7,482	313
Non-operating income (expense):
Interest income, net	3	9	5	19
Other expense, net	(9)	(37)	(58)	(90)
Income before income taxes	3,874	267	7,429	242
Provision for income taxes	781	389	1,317	567
Net income (loss)	$3,093	$(122)	$6,112	$(325)
Earnings (loss) per share:
Basic	$1.02	$(0.04)	$2.04	$(0.11)
Diluted	$0.98	$(0.04)	$1.95	$(0.11)
Weighted-average shares outstanding:
Basic	3,028	2,906	2,997	2,899
Diluted	3,146	2,906	3,132	2,899

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive income (loss):
Net income (loss)	$3,093	$(122)	$6,112	$(325)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(1,412)	(18)	(1,275)	(244)
Total other comprehensive loss, net of income taxes	(1,412)	(18)	(1,275)	(244)
Comprehensive income (loss)	$1,681	$(140)	$4,837	$(569)

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,849	$21,714
Accounts receivable, less allowance for doubtful accounts of $64 and $196, respectively	31,646	25,748
Restricted cash, current	165	222
Prepaid and other	1,770	1,476
Total current assets	59,430	49,160
Property and equipment, net of accumulated depreciation of $823 and $807, respectively	446	371
Operating lease right-of-use assets	943	477
Deferred tax assets, net	1,494	1,345
Restricted cash	190	177
Goodwill	4,219	4,219
Intangible assets, net of accumulated amortization of $1,087 and $532, respectively	4,933	5,488
Other assets	5	5
Total assets	$71,660	$61,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$999	$871
Accrued salaries, commissions, and benefits	13,965	10,961
Accrued expenses and other current liabilities	8,245	6,748
Note payable – short term	1,869	750
Operating lease obligations, current	491	363
Total current liabilities	25,569	19,693
Income tax payable	78	470
Operating lease obligations	462	118
Note payable – long term	—	1,250
Other liabilities	383	395
Total liabilities	26,492	21,926
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,816 and 3,694 shares issued; 2,822 and 2,707 shares outstanding, respectively	4	4
Additional paid-in capital	490,490	489,249
Accumulated deficit	(428,411)	(434,523)
Accumulated other comprehensive loss, net of applicable tax	(1,360)	(85)
Treasury stock, 994 and 987 shares, respectively, at cost	(15,555)	(15,329)
Total stockholders' equity	45,168	39,316
Total liabilities and stockholders' equity	$71,660	$61,242

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$6,112	$(325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	661	223
Provision for doubtful accounts	11	—
Benefit from deferred income taxes	(232)	(245)
Stock-based compensation	1,241	1,096
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(7,353)	(6,392)
(Increase) decrease in prepaid and other assets	(394)	66
Increase in accounts payable, accrued expenses and other liabilities	5,135	4,164
Net cash provided by (used in) operating activities	5,181	(1,413)
Cash flows from investing activities:
Capital expenditures	(130)	(122)
Net cash used in investing activities	(130)	(122)
Cash flows from financing activities:
Cash paid for net settlement of employee restricted stock units	(226)	(4)
Net cash used in financing activities	(226)	(4)
Effect of exchange rates on cash, cash equivalents and restricted cash	(734)	(132)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,091	(1,671)
Cash, cash equivalents, and restricted cash, beginning of the period	22,113	26,199
Cash, cash equivalents, and restricted cash, end of the period	$26,204	$24,528
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$6	$19
Net cash payments during the period for income taxes	$1,614	$458
Cash paid for amounts included in operating lease liabilities	$264	$238
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$772	$672

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders' equity, beginning balance	2,805	$42,792	2,688	$34,151	2,707	$39,316	2,685	$34,280

Common stock and additional paid-in capital:
Beginning balance	3,799	489,799	3,675	487,131	3,694	489,253	3,672	486,829
Stock-based compensation expense	17	695	2	794	122	1,241	5	1,096
Ending balance	3,816	490,494	3,677	487,925	3,816	490,494	3,677	487,925

Treasury stock:
Beginning balance	(994)	(15,555)	(987)	(15,327)	(987)	(15,329)	(987)	(15,325)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Purchase of net settled restricted stock from employees	—	—	—	(2)	(7)	(226)	—	(4)
Ending balance	(994)	(15,555)	(987)	(15,329)	(994)	(15,555)	(987)	(15,329)

Accumulated other comprehensive income (loss):
Beginning balance		52		300		(85)		526
Other comprehensive loss		(1,412)		(18)		(1,275)		(244)
Ending balance		(1,360)		282		(1,360)		282

Accumulated deficit:
Beginning balance		(431,504)		(437,953)		(434,523)		(437,750)
Net income (loss)		3,093		(122)		6,112		(325)
Ending balance		(428,411)		(438,075)		(428,411)		(438,075)

Total stockholders' equity, ending balance	2,822	$45,168	2,690	$34,803	2,822	$45,168	2,690	$34,803

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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
On October 1, 2020, the Company completed its acquisition of Coit Staffing, Inc., which expanded its presence in the technology sector and established a Technology Group located in San Francisco. In addition to providing RPO services to clients in the tech sector, the Technology Group operates jointly with the Company’s existing teams in the Americas, Asia Pacific, and Europe to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider, and Total Talent Solutions spaces, enabling the Company to better serve its clients around the world.
    The Company operates directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. See Note 14 to the Condensed Consolidated Financial Statements for further details regarding the reportable segments.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Some countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. COVID-19 continues to have an impact around the world and presents risks to the Company, which the Company is unable to fully evaluate or foresee at the current time. However, the Company is vigilantly monitoring the business environment surrounding COVID-19 and continues to proactively address this situation as it evolves. The Company believes it can continue

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
to take appropriate actions to manage the business in this challenging environment due to the flexibility of its workforce and the strength of its balance sheet.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes”. The standard simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU also clarifies and amends existing guidance to improve consistent application. For public business entities, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, deferred revenue was $132 and $533, respectively.

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

In the first quarter of 2022, one contracting customer ended its agreement with the Company. For the full year ended December 31, 2021, the contracting customer had revenue of $44,888, or 27% of the Company’s revenue, which is reported as revenue in the Company’s Condensed Consolidated Statements of Operations, and Direct contracting costs and reimbursed expenses of $43,980, which is reported as Direct contracting costs and reimbursed expenses in the Company’s Condensed Consolidated Statements of Operations. Revenue less direct contracting costs and reimbursed expenses for this customer was $908, or 1% of the Company’s total revenue less direct contracting costs and reimbursed expenses of $68,157, for the full year ended December 31, 2021. The Company does not believe that the loss of this customer will have a material adverse impact on the Company and its subsidiaries.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Disaggregation of Revenue

    The following table presents our disaggregated revenues by revenue source. For additional information on the revenues by geographical segment, see Note 14 to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,
	2022	2021
RPO Recruitment	$26,714	$14,646
Contracting	24,247	25,028
Total Revenue	$50,961	$39,674

	Six Months Ended June 30,
	2022	2021
RPO Recruitment	$51,974	$27,032
Contracting	50,904	47,103
Total Revenue	$102,878	$74,135

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

The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2022 included external revenue of $2,548 and $5,116, respectively and net income of $124 and $359, from the acquired company, respectively.

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenue	$41,731	$77,883
Net loss	$(9)	$(237)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three and six months ended June 30, 2021. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the Karani Acquisition taken place on January 1, 2021.

Coit Staffing, Inc.

On October 1, 2020, the Company, entered into an asset purchase agreement (the “APA”) by and among the Company, Hudson Coit, Inc. (“Buyer”), a wholly-owned subsidiary of the Company Coit Staffing, Inc. (“Seller”), Joe Belluomini, and Tim Farrelly (together with Mr. Belluomini, the “Principals”) and completed the acquisition by Buyer of substantially all of the assets used in the business of the Seller, as set forth in the APA (the “Coit Acquisition”).

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

The promissory note and shares of the Company’s common stock to be paid to the Seller as outlined in the APA are tied to the continuing employment of the Principals at the Company, and therefore have been accounted for as compensation expense. This compensation expense is recorded on a straight-line basis under the assumption that the Principals will remain employed by the Company, and therefore that the note will be paid in full and the shares will be issued. For the three and six months ended June 30, 2022, the Company recognized $32 and $74, respectively, in stock-based compensation associated with the 52,226 restricted shares of common stock which were issued over 30 months (for additional information, see Note 6 to the Condensed Consolidated Financial Statements). In addition, in the three and six months ended June 30, 2022, the Company recognized expense of $113 and $225, respectively, related to the promissory note, and $507 and $1,015, respectively, related to earn-out payments. The amount due associated with the promissory note payable to the Principals is reflected in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The compensation expense recognized of $652 and $1,314 for the three and six months ended June 30, 2022, respectively, is reflected in Salaries and related expenses on the Condensed Consolidated Statements of Operations.

The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2022 included revenue of $5,915 and $11,897, respectively, and net income of $995 and $2,254, respectively, from the acquired company.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of June 30, 2022, there were 237,138 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
In the first quarter of 2021, the Company granted restricted stock units subject to performance vesting conditions for the years ended December 31, 2021 and December 31, 2020 of 73,596 and 53,075, respectively. In addition, in the first quarter of 2021, the Company granted 25,500 of discretionary time-vested stock units to certain employees that were not subject to performance conditions. For the six months ended June 30, 2022, the Company granted 50,160 restricted stock units subject to performance vesting conditions for the year ended December 31, 2022, and granted 4,250 of discretionary time-vested stock units to certain employees that were not subject to performance conditions.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the six months ended June 30, 2022 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	34,493
Performance and service conditions - Type 2 (1) (2)	15,667
Service conditions only - Type 1 (2)	4,250
Total shares of stock award granted	54,410

(1)The performance conditions with respect to restricted stock units may be satisfied as follows:
(a)For employees from the Americas, Asia Pacific, and Europe, (i) 70% of the restricted stock units may be earned on the basis of performance as measured by a “regional adjusted EBITDA”, and (ii) 30% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”;
(b)For grants to Corporate office employees subject to 2022 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”; and.
(c)For grants to Coit Principals subject to 2022 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “Coit EBITDA”.

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2022, the Company granted 7,161 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of June 30, 2022, 221,447 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. See Note 5 for additional information.
    For the three and six months ended June 30, 2022 and 2021, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted shares of common stock (see Note 5)	$32	$92	$74	$182
Restricted stock units	663	702	1,167	914
Total	$695	$794	$1,241	$1,096

Restricted Stock Units
    As of June 30, 2022, the Company had $2,688 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.46 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the six months ended June 30, 2022 and 2021 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	50,160	$35.37	11,411	$38.39	61,571	$35.93
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(78,251)	$15.99	(15,246)	$26.10	(93,497)	$17.63
Forfeited	—	$—	(3,675)	$16.04	(3,675)	$16.04
Unvested restricted stock units at June 30,	130,186	$23.56	38,990	$19.97	169,176	$22.73
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Six Months Ended June 30, 2021
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	14,676	$15.45	—	$—	14,676	$15.45
Granted	126,671	$15.79	45,362	$15.92	172,033	$15.83
Vested	(8,543)	$15.68	(19,862)	$17.70	(28,405)	$17.09
Forfeited	(11,411)	$14.54	—	$—	(11,411)	$14.54
Unvested restricted stock units at June 30,	121,393	$15.88	25,500	$14.54	146,893	$15.65
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Shares of Common Stock
As of June 30, 2022, the Company had approximately $50 of unrecognized stock-based compensation expense related to outstanding unvested restricted shares of common stock issued in connection with the Coit Acquisition (for additional information, see Note 5). These shares had a grant price of $9.57 and a remaining average expected life of 0.75 years. Restricted shares of common stock have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted shares of common stock for the six months ended June 30, 2022 and 2021 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30,
	2022		2021
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1,	34,818	$9.57	52,226	$9.57
Vested	(17,408)	$9.57	—	$—
Unvested restricted shares of common stock at June 30,	17,410	$9.57	52,226	$9.57

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
Effective Tax Rate

    The provision for income taxes for the six months ended June 30, 2022 was $1,317 on a pre-tax income of $7,429, compared to a provision for income taxes of $567 on pre-tax income of $242 for the same period in 2021. The Company’s effective income tax rate was positive 18% and positive 234% for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.
Uncertain Tax Positions
    As of both June 30, 2022 and December 31, 2021, the Company had $360, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of June 30, 2022 and December 31, 2021, the Company had $119 and $110, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
        Based on information available as of June 30, 2022, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2022, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2014 and 2021 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of June 30, 2022 are appropriately reflected for all years subject to examination above.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our deferred tax assets for NOLs and Capital Losses as of June 30, 2022 and December 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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
    A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Earnings (loss) per share (“EPS”):
Basic	$1.02	$(0.04)		$2.04	$(0.11)
Diluted	$0.98	$(0.04)		$1.95	$(0.11)
EPS numerator - basic and diluted:
Net income (loss)	$3,093	$(122)		$6,112	$(325)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,028	2,906		2,997	2,899
Common stock equivalents: restricted stock units and restricted shares of common stock	118	—	(a)	135	—	(a)
Weighted average number of common stock outstanding - diluted	3,146	2,906		3,132	2,899

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

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

    The weighted average number of shares outstanding used in the computation of diluted net earnings or loss per share for the three and six months ended June 30, 2022 and 2021 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested restricted shares of common stock	—	52,226	—	52,226
Unvested restricted stock units	30,493	146,893	15,338	146,893
Total	30,493	199,119	15,338	199,119

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $2,131 on October 29, 2021 in connection with the Karani Acquisition and goodwill of $2,088 in connection with the Coit Acquisition. (See Note 5 for further information).

Intangible Assets
The Company’s intangible assets consisted of the following components:

June 30, 2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.3	$80	$(70)	$10
Trade name	7.7	1,500	(213)	1,287
Customer lists	4.8	3,800	(661)	3,139
Developed technology	2.3	640	(143)	497
		$6,020	$(1,087)	$4,933

December 31, 2021	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.8	$80	$(50)	$30
Trade name	8.2	1,500	(118)	1,382
Customer lists	5.3	3,800	(328)	3,472
Developed technology	2.8	640	(36)	604
		$6,020	$(532)	$5,488

Amortization expense for the three and six months ended June 30, 2022 was $278 and $555, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during six months ended June 30, 2022 and 2021.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2022, and for each of the next fiscal years are as follows:

2022	$545
2023	1,070
2024	1,034
2025	787
2026	577
Thereafter	920
$4,933

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2022 Beginning Balance	Acquisition	Amortization	June 30, 2022 Ending Balance
Non-compete agreements	$30	$—	$(20)	$10
Trade name	1,382	—	(95)	1,287
Customer lists	3,472	—	(333)	3,139
Developed technology	604	—	(107)	497
	$5,488	$—	$(555)	$4,933

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company did not have any legal reserves as of June 30, 2022 and December 31, 2021.
Operating Leases
    Our office space leases have lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the six months ended June 30, 2022 and 2021 were $586 and $358, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of June 30, 2022 was 2.9 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of June 30, 2022, future minimum operating lease payments are as follows:

	2022	2023	2024	2025	2026	2027	Total
Minimum lease payments	$260	$346	$152	$92	$94	$9	$953

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $9 for the three and six months ended June 30, 2022, respectively, and $5 and $10 for the three and six months ended June 30, 2021, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2022.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	June 30,	December 31,
	2022	2021
Foreign currency translation adjustments	$(1,360)	$(85)
Accumulated other comprehensive loss	$(1,360)	$(85)

NOTE 12 – STOCKHOLDERS’ EQUITY
Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the six months ended June 30, 2022 and 2021, no purchases of shares were made by the Company under this authorization. As of June 30, 2022, under the July 30, 2015 authorization, the Company had repurchased an aggregate of 432,563 shares for a total cost of $8,297.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 13 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of June 30, 2022, no securities had been offered or issued under the registration statement.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended June 30, 2022
Revenue, from external customers	$14,415	$29,944	$6,602	$—	$—	$50,961
Inter-segment revenue	46	—	7	—	(53)	—
Total revenue	$14,461	$29,944	$6,609	$—	$(53)	$50,961
Adjusted net revenue, from external customers (a)	$13,809	$9,174	$4,291	$—	$—	$27,274
Inter-segment adjusted net revenue	45	(45)	(4)	—	4	—
Total adjusted net revenue	$13,854	$9,129	$4,287	$—	$4	$27,274
EBITDA (loss) (b)	$2,291	$2,262	$551	$(896)	$—	$4,208
Depreciation and amortization	(321)	(9)	(6)	(1)	—	(337)
Intercompany dividend/interest (expense) income, net	—	(81)	1,214	1,300	(2,433)	—
Interest income, net	—	1	—	2	—	3
Provision for income taxes	$(26)	$(544)	$(92)	$(119)	—	$(781)
Net income (loss)	$1,944	$1,629	$1,667	$286	$(2,433)	$3,093

For The Six Months Ended June 30, 2022
Revenue, from external customers	$29,026	$61,077	$12,775	$—	$—	$102,878
Inter-segment revenue	99	12	38	—	(149)	—
Total revenue	$29,125	$61,089	$12,813	$—	$(149)	$102,878
Adjusted net revenue, from external customers (a)	$27,511	$17,387	$7,949	$—	$—	$52,847
Inter-segment adjusted net revenue	61	(53)	(12)	—	4	—
Total adjusted net revenue	$27,572	$17,334	$7,937	$—	$4	$52,847
EBITDA (loss) (b)	$4,705	$4,289	$698	$(1,607)	$—	$8,085
Depreciation and amortization	(626)	(20)	(13)	(2)	—	(661)
Intercompany dividend/interest (expense) income, net	—	(156)	1,214	1,375	(2,433)	—
Interest income, net	—	2	—	3	—	5
Provision for income taxes	$(68)	$(1,075)	$(76)	$(98)	$—	$(1,317)
Net income (loss)	$4,011	$3,040	$1,823	$(329)	$(2,433)	$6,112

As of June 30, 2022
Accounts receivable, net	$11,531	$13,557	$6,332	$226	$—	$31,646
Long-lived assets, net of accumulated depreciation and amortization (b)	$9,479	$67	$50	$2	$—	$9,598
Total assets	$26,543	$24,072	$13,008	$8,037	$—	$71,660

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended June 30, 2021
Revenue, from external customers	$5,366	$28,801	$5,507	$—	$—	$39,674
Inter-segment revenue	—	15	—	—	(15)	—
Total revenue	$5,366	$28,816	$5,507	$—	$(15)	$39,674
Adjusted net revenue, from external customers (a)	$4,993	$6,880	$3,218	$—	$—	$15,091
Inter-segment adjusted net revenue	(15)	15	—	—	—	—
Total adjusted net revenue (a)	$4,978	$6,895	$3,218	$—	$—	$15,091
EBITDA (loss) (b)	$(173)	$1,003	$476	$(935)	$—	$371
Depreciation and amortization	(87)	(17)	(8)	(1)	—	(113)
Intercompany (expense) interest income, net	—	(86)	—	86	—	—
Interest (expense) income, net	—	1	—	8	—	9
Provision for income taxes	$(8)	$(243)	$(123)	$(15)	$—	$(389)
Net income (loss)	$(268)	$658	$345	$(857)	$—	$(122)

For The Six Months Ended June 30, 2021
Revenue, from external customers	$9,927	$54,141	$10,067	$—	$—	$74,135
Inter-segment revenue	—	15	—	—	(15)	—
Total revenue	$9,927	$54,156	$10,067	$—	$(15)	$74,135
Adjusted net revenue, from external customers (a)	$9,202	$12,638	$5,969	$—	$—	$27,809
Inter-segment adjusted net revenue	(15)	15	—	—	—	—
Total adjusted net revenue	$9,187	$12,653	$5,969	$—	$—	$27,809
EBITDA (loss) (b)	$(451)	$1,765	$546	$(1,414)	$—	$446
Depreciation and amortization	(173)	(31)	(17)	(2)	—	(223)
Intercompany (expense) interest income, net	—	(171)	—	171	—	—
Interest (expense) income, net	—	2	—	17	—	19
(Provision for) benefit from income taxes	$(17)	$(437)	$(140)	$27	$—	$(567)
Net income (loss)	$(641)	$1,128	$389	$(1,201)	$—	$(325)

As of December 31, 2021
Accounts receivable, net	$8,765	$12,073	$4,910	$—	$—	$25,748
Long-lived assets, net of accumulated depreciation and amortization (b)	$9,964	$68	$42	$4	$—	$10,078
Total assets	$22,214	$21,744	$9,370	$7,914	$—	$61,242

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

Geographic Data Reporting
    A summary of revenues for the three and six months ended June 30, 2022 and 2021 and net assets by geographic area as of June 30, 2022 and 2021 and as of December 31, 2021, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended June 30, 2022
Revenue (a)	$26,724	$13,866	$6,184	$4,187	$50,961
For The Three Months Ended June 30, 2021
Revenue (a)	$26,543	$5,067	$5,005	$3,059	$39,674
For The Six Months Ended June 30, 2022
Revenue (a)	$55,110	$27,762	$11,958	$8,048	$102,878
For The Six Months Ended June 30, 2021
Revenue (a)	$50,017	$9,315	$8,876	$5,927	$74,135
As of June 30, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$33	$9,482	$50	$33	$9,598
Net assets	$9,869	$24,949	$3,375	$6,975	$45,168
As of December 31, 2021
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$9,968	$42	$39	$10,078
Net assets	$7,925	$21,510	$2,729	$7,152	$39,316

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 15 – STOCKHOLDER RIGHTS PLAN

    On October 15, 2018, the Company’s Board of Directors declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (as amended, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The Company’s stockholders approved the Rights Agreement at the Company’s 2019 Annual Meeting of Stockholders held on May 6, 2019. On September 28, 2021, the Company and the Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”) that amended the Rights Agreement to extend its term through October 15, 2024. The amendment was approved by the Board on September 28, 2021, subject to stockholder approval, and the Company’s stockholders approved the Amendment at the Company’s 2022 Annual Meeting of Stockholders held on May 17, 2022.

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

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2021. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 14 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
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

    We continue to explore all strategic alternatives to maximize value for stockholders. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will also continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance value to our stockholders, including to review information regarding potential acquisitions, as well as to provide information about our business to third parties, from time to time.

    This MD&A discusses the results of the Company’s business for the three and six months ended June 30, 2022 and 2021.

Index
Current Market Conditions

    After a partial recovery in 2021, economic conditions in most of the world’s major markets are expected to slow down in 2022. Higher than expected inflation in most markets and the continuing impact of the war in Ukraine, as well as new variants of the COVID-19 virus, have tempered earlier expectations of continued recovery. Policy measures enacted by U.S. and foreign governments to combat the economic impact of the virus provided support to local economies, but many of these measures have since been discontinued. In addition, the continued uncertainty has resulted in volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars. The Company closely monitors the economic environment and business climate in its markets and responds accordingly.

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

Management cannot predict the continued impact that the COVID-19 pandemic may continue to have on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might ends.

    The following is a summary of the Company’s financial performance highlights for the three and six months ended June 30, 2022 and 2021. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended June 30, 2022

•Revenue was $51.0 million for the three months ended June 30, 2022, compared to $39.7 million for the same period in 2021, an increase of $11.3 million, or 28.4%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, the Company’s revenue increased $13.9 million, or 37.4%, primarily due to an increase in RPO recruitment revenue of $12.8 million, or 92.2%, compared to the same period in 2021. Contracting revenue increased $1.1 million, or 4.6%, compared to the same period in 2021, which also contributed to the increase in the Company’s revenue. Revenue also included an increase of $2.5 million from the Karani Acquisition (for additional information on the Karani Acquisition, see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
•Adjusted net revenue was $27.3 million for the three months ended June 30, 2022, compared to $15.1 million for the same period in 2021, an increase of $12.2 million, or 80.7%.
◦On a constant currency basis, adjusted net revenue increased $13.0 million, or 90.6%, primarily due to an increase in RPO recruitment adjusted net revenue of $12.7 million, or 94.9% compared to the same period in 2021. Contracting adjusted net revenue increased by $0.3 million, or 29.5%, compared to the same period in 2021. Adjusted net revenue included an increase of $2.5 million from the Karani Acquisition.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $23.1 million for the three months ended June 30, 2022, compared to $14.7 million for the same period in 2021, an increase of $8.3 million, or 56.7%.

Index
◦On a constant currency basis, SG&A and Non-Op increased $9.0 million, or 64.1%, as compared to the same period in 2021. SG&A and Non-Op as a percentage of revenue was 45.3% for the three months ended June 30, 2022, compared to 37.9% for the same period in 2021.
•EBITDA was $4.2 million for the three months ended June 30, 2022, compared to EBITDA of $0.4 million for the same period in 2021, an increase in EBITDA of $3.8 million. On a constant currency basis, EBITDA increased $4.0 million.
•Net income was $3.1 million for the three months ended June 30, 2022, compared to net loss of $0.1 million for the same period in 2021, an increase in net income of $3.2 million. On a constant currency basis, net income increased $3.3 million.
Summary of Financial Performance Highlights for the Six Months Ended June 30, 2022
•Revenue was $102.9 million for the six months ended June 30, 2022, compared to $74.1 million for the same period in 2021, an increase of $28.7 million, or 38.8%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, the Company’s revenue increased $32.9 million, or 47.1%, primarily due to an increase in RPO recruitment revenue of $26.0 million, or 100.4%, while contracting revenue increased by $6.9 million, or 15.7% compared to the same period in 2021. Revenue included an increase of $5.1 million from the Karani Acquisition.
•Adjusted net revenue was $52.8 million for the six months ended June 30, 2022, compared to $27.8 million for the same period in 2021, an increase of $25.0 million, or 90.0%.
◦On a constant currency basis, adjusted net revenue increased $26.2 million, or 98.2%, mainly due to an increase in RPO recruitment adjusted net revenue of $25.6 million, or 102.8%, compared to the same period in 2021. Contracting adjusted net revenue increased $0.6 million, or 33.0%, compared to the same period in 2021, which also contributed to the Company’s increase in adjusted net revenue. Adjusted net revenue included an increase of $5.1 million from the Karani Acquisition.
•SG&A and Non-Op was $44.8 million for the six months ended June 30, 2022, compared to $27.4 million for the same period in 2021, an increase of $17.4 million or 63.6%.
◦On a constant currency basis, SG&A and Non-Op increased $18.4 million or 69.7%, as compared to the same period in 2021. SG&A and Non-Op as a percentage of revenue was 43.5% for the six months ended June 30, 2022, compared to 37.7% for the same period in 2021.
•EBITDA was $8.1 million for the six months ended June 30, 2022, compared to EBITDA of $0.4 million for the same period in 2021, an increase in EBITDA of $7.6 million. On a constant currency basis, EBITDA increased $7.8 million.
•Net income was $6.1 million for the six months ended June 30, 2022, compared to net loss of $0.3 million for the same period in 2021, an increase in net income of $6.4 million. On a constant currency basis, net income increased $6.6 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of

Index
foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021			2022	2021
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$14,415	$5,366	$(10)	$5,356	$29,026	$9,927	$(10)	$9,917
Asia Pacific	29,944	28,801	(2,018)	26,783	61,077	54,141	(3,475)	50,666
Europe	6,602	5,507	(565)	4,942	12,775	10,067	(707)	9,360
Total	$50,961	$39,674	$(2,593)	$37,081	$102,878	$74,135	$(4,192)	$69,943
Adjusted net revenue (a):
Americas	$13,809	$4,993	$(10)	$4,983	$27,511	$9,202	$(10)	$9,192
Asia Pacific	9,174	6,880	(438)	6,442	17,387	12,638	(718)	11,920
Europe	4,291	3,218	(333)	2,885	7,949	5,969	(423)	5,546
Total	$27,274	$15,091	$(781)	$14,310	$52,847	$27,809	$(1,151)	$26,658
SG&A and Non-Op (b):
Americas	$11,563	$5,151	$(9)	$5,142	$22,867	$9,638	$(9)	$9,629
Asia Pacific	6,867	5,892	(370)	5,522	13,045	10,888	(601)	10,287
Europe	3,736	2,742	(286)	2,456	7,239	5,423	(370)	5,053
Corporate	900	935	—	935	1,611	1,414	—	1,414
Total	$23,066	$14,720	$(665)	$14,055	$44,762	$27,363	$(980)	$26,383
Operating income (loss):
Americas	$2,093	$(168)	$—	$(168)	$4,414	$(466)	$—	$(466)
Asia Pacific	2,575	1,338	(97)	1,241	4,849	2,402	(159)	2,243
Europe	681	553	(57)	496	937	753	(67)	686
Corporate	(1,469)	(1,428)	—	(1,428)	(2,718)	(2,376)	—	(2,376)
Total	$3,880	$295	$(154)	$141	$7,482	$313	$(226)	$87
Net income (loss), consolidated	$3,093	$(122)	$(79)	$(201)	$6,112	$(325)	$(119)	$(444)
EBITDA (loss) (c):
Americas	$2,291	$(173)	$(1)	$(174)	$4,705	$(451)	$(1)	$(452)
Asia Pacific	2,262	1,003	(69)	934	4,289	1,764	(116)	1,648
Europe	551	476	(47)	429	698	546	(54)	492
Corporate	(896)	(935)	—	(935)	(1,607)	(1,413)	(1)	(1,414)
Total	$4,208	$371	$(117)	$254	$8,085	$446	$(172)	$274

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2022	2021	2022	2021
Net income (loss)	$3,093	$(122)	$6,112	$(325)
Adjustments to Net income (loss)
Provision for income taxes	781	389	1,317	567
Interest income, net	(3)	(9)	(5)	(19)
Depreciation and amortization expense	337	113	661	223
Total adjustments from net income (loss) to EBITDA	1,115	493	1,973	771
EBITDA	$4,208	$371	$8,085	$446

Index
Results of Operations
Americas (reported currency)

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$14.4	$5.4	$9.0	169%	$29.0	$9.9	$19.1	192%

    For the three months ended June 30, 2022, RPO recruitment revenue increased by $8.8 million or 177%, while contracting revenue increased by $0.3 million, or 62%, as compared to the same period in 2021. The Karani Acquisition contributed 47 percentage points to the revenue growth (for additional information, see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).

    For the six months ended June 30, 2022, RPO recruitment revenue increased by $18.4 million, or 202%, while contracting revenue increased by $0.7 million, or 81%, as compared to the same period in 2021. The Karani Acquisition contributed 52 percentage points to the revenue growth.

Adjusted Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$13.8	$5.0	$8.8	177%	$27.5	$9.2	$18.3	199%
Adjusted net revenue as a percentage of revenue	96%	93%	N/A	N/A	95%	93%	N/A	N/A

    For the three and six months ended June 30, 2022, RPO recruitment adjusted net revenue increased by $8.8 million, or 178%, and $18.2 million, or 201%, respectively, compared to 2021. The Karani Acquisition contributed 51 and 56 percentage points to the adjusted net revenue growth for the three and six months ended June 30, 2022, respectively.

    For the three months ended June 30, 2022, total adjusted net revenue as a percentage of revenue was 96%, compared to 93% in 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment to contracting revenue.

    For the six months ended June 30, 2022, total adjusted net revenue as a percentage of revenue was 95%, compared to 93% for the same period in 2021. The increase in total adjusted net revenue as a percentage of revenue was due to the same factors noted above.

Index
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$11.6	$5.2	$6.4	124%	$22.9	$9.6	$13.2	137%
SG&A and Non-Op as a percentage of revenue	80%	96%	N/A	N/A	79%	97%	N/A	N/A

    For the three months ended June 30, 2022, SG&A and Non-Op increased $6.4 million, or 124%, compared to the same period in 2021, while SG&A and Non-Op as a percentage of revenue decreased from 96% to 80%.

For the six months ended June 30, 2022, SG&A and Non-Op increased $13.2 million, or 137%, compared to the same period in 2021, while SG&A and Non-Op as a percentage of revenue decreased from 97% to 79%.

The decreases in SG&A and Non-Op as a percentage of revenue were primarily due to gains in adjusted net revenue outpacing higher consultant staff costs from investments in the sales team and industry marketing activities.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income (loss)	$2.1	$(0.2)	$2.3	N/M	$4.4	$(0.5)	$4.9	N/M
EBITDA (loss)	$2.3	$(0.2)	$2.5	N/M	$4.7	$(0.5)	$5.2	N/M
EBITDA (loss) as a percentage of revenue	16%	(3)%	N/A	N/A	16%	(5)%	N/A	N/A
N/M = not meaningful
For the three months ended June 30, 2022, operating income was $2.1 million, compared to an operating loss of $0.2 million in 2021, and EBITDA was $2.3 million, or 16% of revenue, compared to EBITDA loss of $0.2 million in 2021.
For the six months ended June 30, 2022, operating income was $4.4 million, compared to operating loss of $0.5 million in 2021, and EBITDA was $4.7 million, or 16% of revenue, compared to EBITDA loss of $0.5 million in 2021.
The increases in operating income and EBITDA were primarily due to the stronger adjusted net revenue results and lower SG&A and Non-Op as a percentage of revenue.

Index
Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$29.9	$26.8	$3.2	12%	$61.1	$50.7	$10.4	21%

    For the three months ended June 30, 2022, RPO recruitment revenue increased $2.5 million, or 42%, and contracting revenue increased by $0.7 million, or 3%, compared to 2021, as discussed below.

    In Australia, revenue increased $2.1 million, or 9%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily in RPO recruitment revenue which grew $2.0 million, or 42%, while contracting revenue increased by $0.2 million, or 1%, compared to 2021. The change in recruitment revenue was due to new client wins and higher demand from existing clients.

    In Asia, revenue increased $0.7 million, or 35%, for the three months ended June 30, 2022, compared to the same period in 2021. The change for the three months ended June 30, 2022 was due to new client wins and higher demand from existing clients.

For the six months ended June 30, 2022, contracting revenue increased by $5.4 million, or 14%, while RPO recruitment revenue increased by $5.0 million, or 46%.

    In Australia, revenue increased $8.5 million, or 18%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily in contracting revenue, which increased by $4.4 million, or 12%, while RPO recruitment revenue increased by $4.1 million, or 48%. The increases in contracting and recruitment revenue were primarily due to higher demand from existing clients, as well as the implementation of new client contracts.

    In Asia, revenue increased $1.5 million, or 38%, for the six months ended June 30, 2022 compared to 2021, reflecting new client wins and higher demand from existing clients.

Adjusted net revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$9.2	$6.4	$2.7	42%	$17.4	$11.9	$5.5	46%
Adjusted net revenue as a percentage of revenue	31%	24%	N/A	N/A	28%	24%	N/A	N/A

    For the three months ended June 30, 2022, RPO recruitment adjusted net revenue increased $2.5 million, or 44%, while contracting adjusted net revenue increased $0.2 million, or 29%, compared to the same period in 2021.

    In Australia, adjusted net revenue increased by $2.2 million, or 42%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $2.0 million, or 45%, while contracting adjusted net revenue increased by $0.2 million, or 26%, compared to 2021.

    In Asia, adjusted net revenue increased by $0.6 million, or 45%, for the three months ended June 30, 2022, compared to the same period in 2021.

Total adjusted net revenue as a percentage of revenue was 31% for the three months ended June 30, 2022, compared to 24% for the same period in 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO recruitment revenue to contracting revenue.

Index

For the six months ended June 30, 2022, RPO recruitment adjusted net revenue increased by $5.0 million, or 48%, while contracting adjusted net revenue increased by $0.4 million, or 30%, compared to the same period in 2021.

    In Australia, adjusted net revenue increased by $4.5 million, or 47%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $4.1 million, or 51%, while contracting adjusted net revenue increased by $0.4 million, or 27%, compared to 2021.

    In Asia, adjusted net revenue increased by $1.0 million, or 41%, for the six months ended June 30, 2022, compared to the same period in 2021.

Total adjusted net revenue as a percentage of revenue was 28% for the six months ended June 30, 2022, compared to 24% for the same period in 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of higher margin RPO recruitment revenue to contracting revenue.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$6.9	$5.5	$1.3	24%	$13.0	$10.3	$2.8	27%
SG&A and Non-Op as a percentage of revenue	23%	21%	N/A	N/A	21%	20%	N/A	N/A

For the three and six months ended June 30, 2022, SG&A and Non-Op increased $1.3 million or 24%, and $2.8 million or 27%, respectively, compared to the same periods in 2021. The increases in SG&A and Non-Op were primarily due to higher consultant staff costs.

For the three and six months ended June 30, 2022, SG&A and Non-Op as a percentage of revenue was 23% and 21%, as compared to 21% and 20%, respectively, for the same periods in 2021.

For the three and six months ended June 30, 2022, the increase in SG&A and Non-Op as a percentage of revenue was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$2.6	$1.2	$1.3	108%	$4.8	$2.2	$2.6	116%
EBITDA	$2.3	$0.9	$1.3	142%	$4.3	$1.6	$2.6	160%
EBITDA as a percentage of revenue	8%	3%	N/A	N/A	7%	3%	N/A	N/A

    For the three months ended June 30, 2022, operating income was $2.6 million, compared to operating income of $1.2 million, and EBITDA was $2.3 million or 8% of revenue, compared to EBITDA of $0.9 million or 3% of revenue, compared to the same period in 2021.
For the six months ended June 30, 2022, operating income was $4.8 million, compared to operating income of $2.2 million, and EBITDA was $4.3 million or 7% of revenue, compared to EBITDA of $1.6 million or 3% of revenue, compared to for the same period in 2021.

Index
The increases in operating income and EBITDA were principally due to the changes in adjusted net revenue, as described above.

Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$6.6	$4.9	$1.7	34%	$12.8	$9.4	$3.4	36%

    For the three months ended June 30, 2022, RPO recruitment revenue increased by $1.5 million or 51%, and contracting revenue increased $0.1 million or 7%, compared to the same period in 2021, as further discussed below.

    In the U.K., for the three months ended June 30, 2022, revenue increased by $1.7 million, or 38%. The change was driven by increases in RPO recruitment and contracting revenue of $1.5 million and $0.1 million, respectively, due to higher demand from existing clients and the implementation of new client contracts.

    In Continental Europe, total revenue decreased to $0.4 million for the three months ended June 30, 2022, a decrease of 6% compared to 2021, due to lower demand from existing recruitment clients.

For the six months ended June 30, 2022, RPO recruitment revenue increased by $2.6 million or 44%, while contracting revenue increased by $0.9 million or 24%, compared to the same period in 2021.

    In the U.K., for the six months ended June 30, 2022, revenue increased by $3.7 million or 45%, compared to the same period in 2021. The increase was driven by higher RPO recruitment revenue of $2.8 million and higher contracting revenue of $0.9 million.

    In Continental Europe, revenue decreased to $0.8 million for the six months ended June 30, 2022, compared to revenue of $1.1 million for the same period in 2021, due to the same factor noted above.
Adjusted Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Adjusted net revenue	$4.3	$2.9	$1.4	49%	$7.9	$5.5	$2.4	43%
Adjusted net revenue as a percentage of revenue	65%	58%	N/A	N/A	62%	59%	N/A	N/A

    For the three months ended June 30, 2022, adjusted net revenue increased by $1.4 million or 49%, driven by an increase in RPO recruitment of $1.4 million, led by the U.K. as discussed below.

    In the U.K., total adjusted net revenue for the three months ended June 30, 2022 increased by $1.4 million or 56%, compared to 2021. The increase was driven by RPO recruitment adjusted net revenue, which also increased by $1.4 million or 58%, compared to 2021.

    In Continental Europe, total adjusted net revenue was $0.4 million for the three months ended June 30, 2022, for an increase of 2% compared to $0.4 million in 2021, due to higher demand from existing clients.

For the six months ended June 30, 2022, adjusted net revenue increased by $2.4 million or 43%, driven by an increase in RPO recruitment revenue, which also grew $2.4 million or 44%, compared to the same period in 2021.

Index

    In the U.K., total adjusted net revenue for the six months ended June 30, 2022 increased $2.6 million or 57%, compared to the same period in 2021. The increase in total adjusted net revenue in the U.K. was driven by an increase in RPO recruitment of $2.6 million.

    In Continental Europe, for the six months ended June 30, 2022, total adjusted net revenue decreased by $0.2 million, or 21%, compared to the same period in 2021, due to lower demand from existing clients.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$3.7	$2.5	$1.3	52%	$7.2	$5.1	$2.2	43%
SG&A and Non-Op as a percentage of revenue	57%	50%	N/A	N/A	57%	54%	N/A	N/A

For the three and six months ended June 30, 2022, SG&A and Non-Op increased $1.3 million or 52%, and $2.2 million or 43%, respectively, compared to the same periods in 2021. The increases in SG&A and Non-Op were a result of higher consultant staff costs and increased advertising activities in the current year.

For the three and six months ended June 30, 2022, SG&A and Non-Op as a percentage of revenue was 57%, compared to 50% and 54%, respectively in 2021. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the higher consultant staff costs and increased advertising activities outpacing gains in RPO recruitment revenue.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income	$0.7	$0.5	$0.2	37%	$0.9	$0.7	$0.3	37%
EBITDA	$0.6	$0.4	$0.1	29%	$0.7	$0.5	$0.2	42%
EBITDA as a percentage of revenue	8%	9%	N/A	N/A	5%	5%	N/A	N/A

    For the three months ended June 30, 2022, operating income was $0.7 million, compared to operating income of $0.5 million for the same period in 2021, and EBITDA was $0.6 million or 8% of revenue, compared to EBITDA of $0.4 million for the same period in 2021.
For the six months ended June 30, 2022, operating income was $0.9 million compared to operating income of $0.7 million for the same period in 2021, and EBITDA was $0.7 million or 5% of revenue, compared to EBITDA of $0.5 million or 5% of revenue, for the same period in 2021.
The increases in operating income and EBITDA were principally due to the gains in RPO recruitment revenue noted above.

Index
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $0.9 million for the three months ended June 30, 2022 compared to $0.9 million for the three months ended June 30, 2021. The slight decrease was primarily due to lower stock compensation expense and an increase in corporate allocations, which were partially offset by higher professional fees.

    For the six months ended June 30, 2022, corporate expenses were $1.6 million compared to $1.4 million for the same period in 2021, for an increase of $0.2 million. The increase was primarily due to higher staff costs, professional fees, and travel and entertainment expenses, which were partially offset by higher corporate allocations.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2022, compared to $0.1 million and $0.2 million for the same periods in 2021, respectively. The increases were driven by amortization expense associated with the acquisitions of Coit Staffing, Inc and Karani, LLC of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. (See Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q)

Other Income (expense), Net

Other expense was $0.0 million for each of the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022, other expense of $0.1 million decreased slightly compared to other expense of $0.1 million in 2021.

Provision for Income Taxes

    The provision for income taxes for the six months ended June 30, 2022 was $1.3 million on $7.4 million of pre-tax income, compared to a provision for income tax of $0.6 million on $0.2 million of pre-tax income for the same period in 2021. The effective tax rates for the six months ended June 30, 2022 and 2021 were positive 18% and positive 234%, respectively. For the six months ended June 30, 2022, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income (Loss)

    Net income was $3.1 million for the three months ended June 30, 2022, compared to net loss of $0.1 million for the three months ended June 30, 2021. Basic and diluted earnings per share were $1.02 and $0.98, respectively, for the three months ended June 30, 2022, compared to basic and diluted loss per share of $0.04 for the same period in 2021.

Net income was $6.1 million for the six months ended June 30, 2022, compared to net loss of $0.3 million for the same period in 2021, an increase in net income of $6.4 million. Basic and diluted earnings per share were $2.04 and $1.95, respectively, for the six months ended June 30, 2022, compared to basic and diluted loss per share of $0.11 for the same period in 2021.

Liquidity and Capital Resources

    As of June 30, 2022, cash and cash equivalents and restricted cash totaled $26.2 million, compared to $22.1 million as of December 31, 2021. The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2022 and 2021:

Index

	For the Six Months Ended June 30,
$ in millions	2022	2021
Net cash provided by (used in) operating activities	$5.2	$(1.4)
Net cash used in by investing activities	(0.1)	(0.1)
Net cash used in financing activities	(0.2)	—
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.7)	(0.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4.1	$(1.7)

Cash Flows from Operating Activities

    For the six months ended June 30, 2022, net cash provided by operating activities was $5.2 million, compared to $1.4 million of net cash used in operating activities in 2021, resulting in an increase in net cash provided by of $6.6 million. The increase in net cash provided resulted principally from higher net income and more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For each of the six months ended June 30, 2022 and 2021, net cash used in investing activities was $0.1 million.

Cash Flows from Financing Activities

    For the six months ended June 30, 2022, net cash used in financing activities was $0.2 million, compared to net cash used in financing activities of $0.0 million in 2021. The increase in net cash used in financing activities was attributable to the payment of $0.2 million in taxes in connection with the net issuance of common stock upon the vesting of restricted stock units.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $9 for the three and six months ended June 30, 2022, respectively, and $5 and $10 for the three and six months ended June 30, 2021, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2022.
Liquidity Outlook

    As of June 30, 2022, the Company had cash and cash equivalents on hand of $25.8 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. In addition, the Company issued a promissory note of $2.0 million, in connection with the acquisition of Karani, LLC. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of June 30, 2022. The Company’s near-term cash requirements during 2022 are primarily related to the funding of the Company’s operations. For the full year 2022, the Company expects to make capital expenditures of less than $1.0 million.
    As of June 30, 2022, $10.6 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($6.1 million), the U.K. ($4.8 million), Hong Kong ($1.0 million), China ($0.6 million), Singapore ($0.6 million), Belgium ($0.5 million), India ($0.5 million), and Switzerland

Index
($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of June 30, 2022 and December 31, 2021. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies & Estimates
    See “Critical Accounting Policies & Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 11, 2022 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2022.

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

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2022, the Company earned approximately 73% of its revenue outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Specifically, the ongoing COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
    There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    As of June 30, 2022, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2022 - April 30, 2022	—	$—	—	$1,703,000
May 1, 2022 - May 31, 2022	—	$—	—	$1,703,000
June 1, 2022 - June 30, 2022	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization does not expire. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q for further details. As of June 30, 2022, the Company had repurchased an aggregate of 432,563 shares for a total cost of approximately $8.3 million under this authorization. There were no share repurchases by the Company during the three months ended June 30, 2022. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2022 and 2021, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	August 11, 2022	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 11, 2022	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)