Form 10-Q
period 2022-09-30
Hudson Global, Inc.
filed 2022-11-10
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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
(475) 988-2068
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 21, 2022
Common Stock - $0.001 par value	2,790,584

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$48,686	$45,010	$151,564	$119,145

Operating expenses:
Direct contracting costs and reimbursed expenses	24,487	26,979	74,518	73,305
Salaries and related	18,897	14,130	56,379	37,001
Office and general	2,675	1,883	7,863	5,525
Marketing and promotion	1,015	540	3,049	1,300
Depreciation and amortization	356	117	1,017	340
Total operating expenses	47,430	43,649	142,826	117,471
Operating income	1,256	1,361	8,738	1,674
Non-operating income (expense):
Interest income, net	23	8	28	27
Other income (expense), net	16	33	(42)	(57)
Income before income taxes	1,295	1,402	8,724	1,644
Provision for (benefit from) income taxes	340	(92)	1,657	475
Net income	$955	$1,494	$7,067	$1,169
Earnings per share:
Basic	$0.31	$0.51	$2.35	$0.40
Diluted	$0.30	$0.49	$2.25	$0.39
Weighted-average shares outstanding:
Basic	3,034	2,931	3,010	2,910
Diluted	3,150	3,022	3,138	2,976

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive (loss) income:
Net income	$955	$1,494	$7,067	$1,169
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes	(1,151)	(466)	(2,426)	(710)
Total other comprehensive loss, net of income taxes	(1,151)	(466)	(2,426)	(710)
Comprehensive (loss) income	$(196)	$1,028	$4,641	$459

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,406	$21,714
Accounts receivable, less allowance for doubtful accounts of $51 and $196, respectively	29,149	25,748
Restricted cash, current	154	222
Prepaid and other	2,478	1,476
Total current assets	54,187	49,160
Property and equipment, net of accumulated depreciation of $884 and $807, respectively	677	371
Operating lease right-of-use assets	800	477
Deferred tax assets, net	1,422	1,345
Restricted cash	184	177
Goodwill	4,884	4,219
Intangible assets, net of accumulated amortization of $1,369 and $532, respectively	4,796	5,488
Other assets	13	5
Total assets	$66,963	$61,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,488	$871
Accrued salaries, commissions, and benefits	11,384	10,961
Accrued expenses and other current liabilities	7,077	6,748
Note payable – short term	1,250	750
Operating lease obligations, current	395	363
Total current liabilities	21,594	19,693
Income tax payable	80	470
Operating lease obligations	404	118
Note payable – long term	—	1,250
Other liabilities	519	395
Total liabilities	22,597	21,926
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,818 and 3,694 shares issued; 2,791 and 2,707 shares outstanding, respectively	4	4
Additional paid-in capital	491,035	489,249
Accumulated deficit	(427,456)	(434,523)
Accumulated other comprehensive loss, net of applicable tax	(2,511)	(85)
Treasury stock, 1,027 and 987 shares, respectively, at cost	(16,706)	(15,329)
Total stockholders’ equity	44,366	39,316
Total liabilities and stockholders’ equity	$66,963	$61,242

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,067	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,017	340
Provision for doubtful accounts	26	—
Benefit from deferred income taxes	(245)	(323)
Stock-based compensation	1,786	1,795
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(6,154)	(8,334)
Increase in prepaid and other assets	(1,136)	(458)
Increase in accounts payable, accrued expenses and other liabilities	2,736	6,654
Net cash provided by operating activities	5,097	843
Cash flows from investing activities:
Capital expenditures	(430)	(148)
Cash paid for acquisitions, net of cash acquired	(825)	—
Net cash used in investing activities	(1,255)	(148)
Cash flows from financing activities:
Payments for business acquisition liabilities	(620)	—
Purchase of treasury stock	(1,131)	—
Cash paid for net settlement of employee restricted stock units	(246)	(4)
Net cash used in financing activities	(1,997)	(4)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,214)	(366)
Net increase in cash, cash equivalents and restricted cash	631	325
Cash, cash equivalents, and restricted cash, beginning of the period	22,113	26,199
Cash, cash equivalents, and restricted cash, end of the period	$22,744	$26,524
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$28	$28
Net cash payments during the period for income taxes	$2,322	$746
Cash paid for amounts included in operating lease liabilities	$390	$354
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$772	$684
Business acquisition contingent consideration liability	$150	$—

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,822	$45,168	2,690	$34,803	2,707	$39,316	2,685	$34,280

Common stock and additional paid-in capital:
Beginning balance	3,816	490,494	3,677	487,925	3,694	489,253	3,672	486,829
Stock-based compensation expense	2	545	17	699	124	1,786	22	1,795
Ending balance	3,818	491,039	3,694	488,624	3,818	491,039	3,694	488,624

Treasury stock:
Beginning balance	(994)	(15,555)	(987)	(15,329)	(987)	(15,329)	(987)	(15,325)
Purchase of treasury stock	(33)	(1,131)	—	—	(33)	(1,131)	—	—
Purchase of net settled restricted stock from employees	—	(20)	—	—	(7)	(246)	—	(4)
Ending balance	(1,027)	(16,706)	(987)	(15,329)	(1,027)	(16,706)	(987)	(15,329)

Accumulated other comprehensive income (loss):
Beginning balance		(1,360)		282		(85)		526
Other comprehensive loss		(1,151)		(466)		(2,426)		(710)
Ending balance		(2,511)		(184)		(2,511)		(184)

Accumulated deficit:
Beginning balance		(428,411)		(438,075)		(434,523)		(437,750)
Net income		955		1,494		7,067		1,169
Ending balance		(427,456)		(436,581)		(427,456)		(436,581)

Total stockholders’ equity, ending balance	2,791	$44,366	2,707	$36,530	2,791	$44,366	2,707	$36,530

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
On August 19, 2022, Hudson completed the acquisition of Hunt & Badge Consulting Private Limited (“HnB”), an India-headquartered provider of recruitment services to customers operating in India. HnB partners with companies of all sizes, including well-known multinationals, across a variety of industries to help meet their talent procurement needs.
On October 29, 2021, Hudson completed the acquisition of Karani, LLC (“Karani”), a Chicago-headquartered recruiting services provider that primarily serves U.S.-based customers from its operations in India and the Philippines. Karani partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries. This acquisition has enhanced the Company’s global delivery capability by adding a substantial presence in India and the Philippines, fostering business in new markets, and further developing the Company’s technology recruitment capabilities.
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

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Despite

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
the decline in infection rates, the COVID-19 pandemic continues to have a lasting impact on various aspects of our business including but not limited to workforce shortages.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, deferred revenue was $223 and $533, respectively.

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

In the first quarter of 2022, one contracting customer ended its agreement with the Company. For the full year ended December 31, 2021, the contracting customer generated revenue of $44,888, or 27% of the Company’s revenue, which is reported as revenue in the Company’s Condensed Consolidated Statements of Operations, and Direct contracting costs and reimbursed expenses of $43,980, which is reported as Direct contracting costs and reimbursed expenses in the Company’s Condensed Consolidated Statements of Operations. Revenue less direct contracting costs and reimbursed expenses for this customer was $908, or 1% of the Company’s total revenue less direct contracting costs and reimbursed expenses of $68,157, for the full year ended December 31, 2021. The Company does not believe that the loss of this customer will have a material adverse impact on the Company and its subsidiaries.

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

	Three Months Ended September 30,
	2022	2021
RPO Recruitment	$23,801	$17,593
Contracting	24,885	27,417
Total Revenue	$48,686	$45,010

	Nine Months Ended September 30,
	2022	2021
RPO Recruitment	$75,775	$44,625
Contracting	75,789	74,520
Total Revenue	$151,564	$119,145

NOTE 5 – ACQUISITION

Hunt & Badge Consulting Private Limited

On August 19, 2022, the Company entered into a share purchase agreement by and among Hudson RPO Limited, a wholly owned subsidiary of the Company (“HnB Buyer”), Hunt & Badge Consulting Private Limited (“Seller”), and certain principals of HnB, and completed the acquisition by HnB Buyer of all of the membership interests of the Seller (the “HnB Acquisition”).

Hunt & Badge Consulting Private Limited is a provider of recruitment services to customers operating in India. HnB partners with companies of all sizes, including well-known multinationals, across a variety of industries to help meet their talent procurement needs.

In connection with the HnB Acquisition, Seller received $1,064 in cash, subject to certain adjustments, at the closing of the HnB Acquisition. Additionally, Seller has a contingent right to receive earn-out payments not to exceed $350 in aggregate payable over an eighteen-month period, subject to the achievement of certain performance thresholds and, the satisfaction of certain conditions.

The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,274, which consists of the amount paid in cash of $1,064, a preliminary working capital adjustment of $60, net of an owner receivable of $15, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. The purchase price included $314 of cash and cash equivalents acquired. As of September 30, 2022, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is based on achievement of 70% of the specified revenue targets. These fair value estimates are classified as Level 3 measurements, and they are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023.

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company will continue to reassess the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. This contingent consideration will be remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be marked to market and included in “Other income (expense), net” on the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Company’s Condensed Consolidated Statements of Operations. For the three months ended September 30, 2022, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of various potential revenue results. The values assigned to the assets acquired and liabilities assumed are based on the fair value available and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Excluding the contingent consideration, any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The Company incurred transaction costs related to the HnB Acquisition of $37 that were expensed as part of “Office and general”.

The Company’s Consolidated Statements of Operations for the three months ended September 30, 2022 included revenue of $18 and net income of $3 from HnB.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on internal valuations at the date of acquisition.

Fair Value
Assets Acquired:
Cash and cash equivalents	$314
Accounts receivable	84
Prepaid expenses and other assets	77
Property and equipment	35
Intangible assets	150
Goodwill	687
Assets Acquired	$1,347
Liabilities Assumed:
Accrued expenses and other current liabilities	$20
Other long-term liabilities	53
Liabilities Assumed	$73

Fair value of net assets acquired and consideration transferred	$1,274

 Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives on the date of acquisition.

	Fair Value	Useful Life
Non-compete agreements	$40	3 years
Customer lists	60	3 years
Trade name	50	5 years
Total identifiable assets	$150

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Karani partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries to customers primarily located in the United States. On the date of acquisition, Karani had approximately 560 employees in India and 120 employees in the Philippines.

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

The Karani Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $8,673, which consists of the amount paid in cash of $6,805, a promissory note of $2,000, and a working capital credit of $132, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 29, 2021, with the excess recorded as goodwill. The purchase price included $737 of cash and cash equivalents acquired. The Company incurred transaction costs related to the acquisition of approximately $200 that were expensed as part of Office and general on the Consolidated Statements of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the purchase price, Hudson agreed to pay a $250 retention payment to the Chief Financial Officer of Karani, which is classified as compensation expense, recorded on a straight-line basis.

The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2022 included revenue of $2,541 and $7,658, respectively, and net income of $385 and $744, respectively, from Karani.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on external valuations at the date of acquisition.

Fair Value
Assets Acquired:
Cash and cash equivalents	$737
Accounts receivable	1,521
Restricted cash, current	50
Prepaid expenses and other assets	177
Property and equipment	119
Operating lease right-of-use assets	100
Restricted cash	3
Other long-term assets	19
Intangible assets	4,540
Goodwill	2,131
Assets Acquired	$9,397
Liabilities Assumed:
Accrued expenses and other current liabilities	$436
Operating lease obligations, current	88
Operating lease obligations, non current	12
Other long-term liabilities	188
Liabilities Assumed	$724

Fair value of net assets acquired and consideration transferred	$8,673
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

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisitions of Karani and HnB as if the transactions had occurred on January 1, 2021.

	September 30, 2022		September 30, 2021
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Revenue	$48,761	$151,800	$47,574	$125,558
Net income	$983	$7,115	$1,724	$1,491

The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three and nine months ended September 30, 2022 and 2021. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the HnB Acquisition and the Karani Acquisition taken place on January 1, 2021.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of September 30, 2022, there were 235,616 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
In the first quarter of 2021, the Company granted restricted stock units subject to performance vesting conditions for the years ended December 31, 2021 and December 31, 2020 of 73,596 and 53,075, respectively. In addition, in the first quarter of 2021, the Company granted 25,500 of discretionary time-vested stock units to certain employees that were not subject to performance conditions. For the nine months ended September 30, 2022, the Company granted 50,160 restricted stock units

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
subject to performance vesting conditions for the year ended December 31, 2022, and granted 5,250 of discretionary time-vested stock units to certain employees that were not subject to performance conditions.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the nine months ended September 30, 2022 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	34,493
Performance and service conditions - Type 2 (1) (2)	15,667
Service conditions only - Type 1 (2)	5,250
Total shares of stock award granted	55,410

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2022, the Company granted 8,321 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of September 30, 2022, 222,607 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. See “Shares of Common Stock” in this Note 6 for additional information.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    For the three and nine months ended September 30, 2022 and 2021, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted shares of common stock	$17	$59	$91	$241
Restricted stock units	528	640	1,695	1,554
Total	$545	$699	$1,786	$1,795

Restricted Stock Units
    As of September 30, 2022, the Company had $2,049 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.22 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2022	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	50,160	$35.37	13,571	$37.67	63,731	$35.86
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(78,251)	$15.99	(18,056)	$25.87	(96,307)	$17.84
Forfeited	—	$—	(3,675)	$16.04	(3,675)	$16.04
Unvested restricted stock units at September 30, 2022	130,186	$23.56	38,340	$20.41	168,526	$22.84
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Nine Months Ended September 30, 2021
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2021	14,676	$15.45	—	$—	14,676	$15.45
Granted	126,671	$15.79	53,934	$16.24	180,605	$15.93
Vested	(8,543)	$15.68	(22,434)	$17.71	(30,977)	$17.15
Forfeited	(11,411)	$14.54	(1,000)	$14.54	(12,411)	$14.54
Unvested restricted stock units at September 30, 2021	121,393	$15.88	30,500	$15.21	151,893	$15.74
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Shares of Common Stock
As of September 30, 2022, the Company had approximately $33 of unrecognized stock-based compensation expense related to outstanding unvested restricted shares of common stock issued in connection with the acquisition of Coit Staffing Inc. These shares had a grant price of $9.57 and a remaining average expected life of 0.50 years. Restricted shares of common stock have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted shares of common stock for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1	34,818	$9.57	52,226	$9.57
Vested	(17,408)	$9.57	(17,408)	$9.57
Unvested restricted shares of common stock at September 30	17,410	$9.57	34,818	$9.57

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
Effective Tax Rate

    The provision for income taxes for the nine months ended September 30, 2022 was $1,657 on a pre-tax income of $8,724, compared to a provision for income taxes of $475 on pre-tax income of $1,644 for the same period in 2021. The Company’s effective income tax rate was positive 19% and positive 29% for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.
Uncertain Tax Positions
    As of both September 30, 2022 and December 31, 2021, the Company had $360, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of September 30, 2022 and December 31, 2021, the Company had $124 and $110, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
        Based on information available as of September 30, 2022, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2022, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2014 and 2021 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of September 30, 2022 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our deferred tax assets for NOLs and Capital Losses as of September 30, 2022 and December 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

NOTE 8 – EARNINGS PER SHARE
    Basic earnings per share is computed by dividing the Company’s net income by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money”, unvested restricted stock, and unvested restricted stock units. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
    A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share (“EPS”):
Basic	$0.31	$0.51	$2.35	$0.40
Diluted	$0.30	$0.49	$2.25	$0.39
EPS numerator - basic and diluted:
Net income	$955	$1,494	$7,067	$1,169
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,034	2,931	3,010	2,910
Common stock equivalents: restricted stock units and restricted shares of common stock	116	91	128	66
Weighted average number of common stock outstanding - diluted	3,150	3,022	3,138	2,976

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

    The weighted average number of shares outstanding used in the computation of diluted net earnings per share for the three and nine months ended September 30, 2022 and 2021 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted shares of common stock	—	—	—	—
Unvested restricted stock units	22,540	—	17,750	—
Total	22,540	—	17,750	—

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $687 on August 19, 2022 in connection with the HnB Acquisition, $2,131 on October 29, 2021 in connection with the Karani Acquisition, and $2,088 in connection with the acquisition of Coit Staffing Inc. on October 1, 2020. (See Note 5 for further information on the HnB Acquisition and the Karani Acquisition).

For the nine months ended September 30, 2022 and the twelve months ended December 31, 2021, the changes in carrying amount of goodwill were as follows:

Carrying Value
2022
Goodwill, January 1,	$4,219
Acquisition	687
Currency translation	(22)
Goodwill, September 30,	$4,884

Carrying Value
2021
Goodwill, January 1,	$2,088
Acquisition	2,131
Currency translation	—
Goodwill, December 31, 2021	$4,219

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Intangible Assets
The Company’s intangible assets consisted of the following components:

September 30, 2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.0	$119	$(82)	$37
Trade name	7.4	1,548	(261)	1,287
Customer lists	4.5	3,858	(830)	3,028
Developed technology	2.1	640	(196)	444
		$6,165	$(1,369)	$4,796

December 31, 2021	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.8	$80	$(50)	$30
Trade name	8.2	1,500	(118)	1,382
Customer lists	5.3	3,800	(328)	3,472
Developed technology	2.8	640	(36)	604
		$6,020	$(532)	$5,488

Amortization expense for the three and nine months ended September 30, 2022 was $282 and $837, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during nine months ended September 30, 2022 and 2021.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2022, and for each of the next fiscal years are as follows:

2022	$278
2023	1,112
2024	1,076
2025	817
2026	586
Thereafter	927
$4,796

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2022 Beginning Balance	Acquisition	Amortization	Translation and Other	September 30, 2022 Ending Balance
Non-compete agreements	$30	$40	$(32)	$(1)	$37
Trade name	1,382	50	(144)	(1)	1,287
Customer lists	3,472	60	(501)	(3)	3,028
Developed technology	604	—	(160)	—	444
	$5,488	$150	$(837)	$(5)	$4,796

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company did not have any legal reserves as of September 30, 2022 and December 31, 2021.
Operating Leases
    Our office space leases have lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the nine months ended September 30, 2022 and 2021 were $863 and $523, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of September 30, 2022 was 2.6 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of September 30, 2022, future minimum operating lease payments are as follows:

	2022	2023	2024	2025	2026	2027	Total
Minimum lease payments	$128	$340	$146	$88	$90	$7	$799

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $14 for the three and nine months ended September 30, 2022, respectively, and $5 and $15 for the three and nine months ended September 30, 2021, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2022.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	September 30,	December 31,
	2022	2021
Foreign currency translation adjustments	$(2,511)	$(85)
Accumulated other comprehensive loss	$(2,511)	$(85)

NOTE 12 – STOCKHOLDERS’ EQUITY
Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. Under this authorization, in the nine months ended September 30, 2022, the Company repurchased 32,615 shares of its common stock on the open market for $1,131. In the same period last year, no purchases of shares were made. As of September 30, 2022, under the July 30, 2015 authorization, the Company had repurchased an aggregate of 465,178 shares for a total cost of $9,428.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 13 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of September 30, 2022, no securities had been offered or issued under the registration statement.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2022
Revenue, from external customers	$12,555	$29,965	$6,166	$—	$—	$48,686
Inter-segment revenue	113	4	11	—	(128)	—
Total revenue	$12,668	$29,969	$6,177	$—	$(128)	$48,686
Adjusted net revenue, from external customers (a)	$11,926	$8,324	$3,949	$—	$—	$24,199
Inter-segment adjusted net revenue	113	(93)	10	—	(30)	—
Total adjusted net revenue	$12,039	$8,231	$3,959	$—	$(30)	$24,199
EBITDA (loss) (b)	$810	$1,244	$279	$(705)	$—	$1,628
Depreciation and amortization	(334)	(14)	(7)	(1)	—	(356)
Intercompany dividend/interest (expense) income, net	—	(99)	2,793	2,881	(5,575)	—
Interest income, net	—	—	—	23	—	23
Provision for income taxes	$(31)	$(307)	$(7)	$5	—	$(340)
Net income (loss)	$445	$824	$3,058	$2,203	$(5,575)	$955

For The Nine Months Ended September 30, 2022
Revenue, from external customers	$41,581	$91,042	$18,941	$—	$—	$151,564
Inter-segment revenue	212	16	49	—	(277)	—
Total revenue	$41,793	$91,058	$18,990	$—	$(277)	$151,564
Adjusted net revenue, from external customers (a)	$39,437	$25,711	$11,898	$—	$—	$77,046
Inter-segment adjusted net revenue	174	(146)	(2)	—	(26)	—
Total adjusted net revenue	$39,611	$25,565	$11,896	$—	$(26)	$77,046
EBITDA (loss) (b)	$5,515	$5,533	$977	$(2,312)	$—	$9,713
Depreciation and amortization	(960)	(34)	(20)	(3)	—	(1,017)
Intercompany dividend/interest (expense) income, net		(255)	4,007	4,256	(8,008)	—
Interest income, net	—	2	—	26	—	28
Provision for income taxes	$(99)	$(1,382)	$(83)	$(93)	$—	$(1,657)
Net income (loss)	$4,456	$3,864	$4,881	$1,874	$(8,008)	$7,067

As of September 30, 2022
Accounts receivable, net	$10,467	$12,526	$6,156	$—	$—	$29,149
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,351	$909	$51	$46	$—	$10,357
Total assets	$26,762	$23,263	$8,467	$8,471	$—	$66,963

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended September 30, 2021
Revenue, from external customers	$7,423	$32,273	$5,314	$—	$—	$45,010
Inter-segment revenue	—	—	—	—	—	—
Total revenue	$7,423	$32,273	$5,314	$—	$—	$45,010
Adjusted net revenue, from external customers (a)	$7,030	$7,925	$3,076	$—	$—	$18,031
Inter-segment adjusted net revenue	—	—	—	—	—	—
Total adjusted net revenue (a)	$7,030	$7,925	$3,076	$—	$—	$18,031
EBITDA (loss) (b)	$604	$1,809	$111	$(1,013)	$—	$1,511
Depreciation and amortization	(91)	(19)	(6)	(1)	—	(117)
Intercompany (expense) interest income, net	—	(81)	—	81	—	—
Interest (expense) income, net	—	—	—	8	—	8
Provision for income taxes	$596	$(438)	$(24)	$(42)	$—	$92
Net income (loss)	$1,109	$1,271	$81	$(967)	$—	$1,494

For The Nine Months Ended September 30, 2021
Revenue, from external customers	$17,350	$86,414	$15,381	$—	$—	$119,145
Inter-segment revenue	—	15	—	—	(15)	—
Total revenue	$17,350	$86,429	$15,381	$—	$(15)	$119,145
Adjusted net revenue, from external customers (a)	$16,232	$20,563	$9,045	$—	$—	$45,840
Inter-segment adjusted net revenue	(15)	15	—	—	—	—
Total adjusted net revenue	$16,217	$20,578	$9,045	$—	$—	$45,840
EBITDA (loss) (b)	$153	$3,574	$657	$(2,427)	$—	$1,957
Depreciation and amortization	(264)	(50)	(23)	(3)	—	(340)
Intercompany (expense) interest income, net	—	(252)	—	252	—	—
Interest (expense) income, net	—	2	—	25	—	27
(Provision for) benefit from income taxes	$579	$(875)	$(164)	$(15)	$—	$(475)
Net income (loss)	$468	$2,399	$470	$(2,168)	$—	$1,169

As of December 31, 2021
Accounts receivable, net	$8,765	$12,073	$4,910	$—	$—	$25,748
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,964	$68	$42	$4	$—	$10,078
Total assets	$22,214	$21,744	$9,370	$7,914	$—	$61,242

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

(c)Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

Geographic Data Reporting
    A summary of revenues for the three and nine months ended September 30, 2022 and 2021 and net assets by geographic area as of September 30, 2022 and 2021 and as of December 31, 2021, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended September 30, 2022
Revenue (a)	$27,113	$11,839	$5,822	$3,912	$48,686
For The Three Months Ended September 30, 2021
Revenue (a)	$29,971	$7,076	$4,964	$2,999	$45,010
For The Nine Months Ended September 30, 2022
Revenue (a)	$82,223	$39,600	$17,780	$11,961	$151,564
For The Nine Months Ended September 30, 2021
Revenue (a)	$79,988	$16,391	$13,840	$8,926	$119,145
As of September 30, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$9,351	$51	$926	$10,357
Net assets	$7,634	$25,312	$3,387	$8,033	$44,366
As of December 31, 2021
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$9,968	$42	$39	$10,078
Net assets	$7,925	$21,510	$2,729	$7,152	$39,316

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

    This MD&A discusses the results of the Company’s business for the three and nine months ended September 30, 2022 and 2021.

Index
Current Market Conditions

Our clients’ demands for RPO recruiting and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the third quarter of 2022, the market conditions were more challenging than anticipated due to the higher inflation, higher interest rates and decreased demand for labor in certain markets. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. We anticipate that the market conditions will continue to be challenging for the remainder of 2022 and into 2023.

After a partial recovery in 2021, economic conditions in most of the world’s major markets are slowing down in 2022. Higher than expected inflation in most markets, rising interest rates and the continuing impact of the war in Ukraine, as well as new variants of the COVID-19 virus, have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. These impacts and expected future inflation and interest rate increases could have material adverse impacts on various aspects of our business in the future.

The continued economic uncertainty has also resulted in volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars.

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

The COVID-19 pandemic affected the Company’s operations in prior years and may continue to do so in the future. The COVID-19 pandemic may impact the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, as well as the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve with new variants of the COVID-19 virus and the future impact on the Company’s business is uncertain.

The following is a summary of the Company’s financial performance highlights for the three and nine months ended September 30, 2022 and 2021. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended September 30, 2022

•Revenue was $48.7 million for the three months ended September 30, 2022, compared to $45.0 million for the same period in 2021, an increase of $3.7 million, or 8.2%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, the Company’s revenue increased $6.7 million, or 15.9%, primarily due to an increase in RPO recruitment revenue of $7.2 million, or 43.0%, compared to the same period in 2021. Contracting revenue decreased $0.5 million, or 1.9%, compared to the same period in 2021. Revenue also included $2.5 million from the Karani Acquisition (for additional information on the Karani Acquisition, see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
•Adjusted net revenue was $24.2 million for the three months ended September 30, 2022, compared to $18.0 million for the same period in 2021, for an increase of $6.2 million, or 34.2%.
◦On a constant currency basis, adjusted net revenue increased $7.1 million, or 41.8%, primarily due to an increase in RPO recruitment adjusted net revenue of $6.9 million, or 42.8%, compared to the same period in 2021. Contracting adjusted net revenue increased by $0.2 million, or 25.6%, compared to the same period in 2021. Adjusted net revenue included $2.5 million from the Karani Acquisition.

Index
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $22.6 million for the three months ended September 30, 2022, compared to $16.5 million for the same period in 2021, an increase of $6.1 million, or 36.6%.
◦On a constant currency basis, SG&A and Non-Op increased $6.9 million, or 44.0%, as compared to the same period in 2021. SG&A and Non-Op as a percentage of revenue was 46.4% for the three months ended September 30, 2022, compared to 37.3% for the same period in 2021.
•EBITDA was $1.6 million for the three months ended September 30, 2022, compared to EBITDA of $1.5 million for the same period in 2021, an increase in EBITDA of $0.1 million. On a constant currency basis, EBITDA increased $0.2 million.
•Net income was $1.0 million for the three months ended September 30, 2022, compared to net income of $1.5 million for the same period in 2021, a decrease in net income of $0.5 million. On a constant currency basis, net income decreased $0.4 million.
Summary of Financial Performance Highlights for the Nine Months Ended September 30, 2022
•Revenue was $151.6 million for the nine months ended September 30, 2022, compared to $119.1 million for the same period in 2021, an increase of $32.4 million, or 27.2%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, the Company’s revenue increased $39.6 million, or 35.4%, primarily due to an increase in RPO recruitment revenue of $33.2 million, or 78.0%, while contracting revenue increased by $6.4 million, or 9.2% compared to the same period in 2021. Revenue included $7.7 million from the Karani Acquisition.
•Adjusted net revenue was $77.0 million for the nine months ended September 30, 2022, compared to $45.8 million for the same period in 2021, an increase of $31.2 million, or 68.1%.
◦On a constant currency basis, adjusted net revenue increased $33.3 million, or 76.2%, mainly due to an increase in RPO recruitment adjusted net revenue of $32.5 million, or 79.2%, compared to the same period in 2021. Contracting adjusted net revenue increased $0.8 million, or 30.3%, compared to the same period in 2021, which also contributed to the Company’s increase in adjusted net revenue. Adjusted net revenue included $7.7 million from the Karani Acquisition.
•SG&A and Non-Op was $67.3 million for the nine months ended September 30, 2022, compared to $43.9 million for the same period in 2021, an increase of $23.4 million or 53.4%.
◦On a constant currency basis, SG&A and Non-Op increased $25.3 million, or 60.1%, as compared to the same period in 2021. SG&A and Non-Op as a percentage of revenue was 44.4% for the nine months ended September 30, 2022, compared to 37.6% for the same period in 2021.
•EBITDA was $9.7 million for the nine months ended September 30, 2022, compared to EBITDA of $2.0 million for the same period in 2021, an increase in EBITDA of $7.8 million. On a constant currency basis, EBITDA increased $8.0 million.
•Net income was $7.1 million for the nine months ended September 30, 2022, compared to net income of $1.2 million for the same period in 2021, an increase in net income of $5.9 million. On a constant currency basis, net income increased $6.1 million.
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

Index
believes these results better represent the Company’s underlying business trends. Changes in foreign currency exchange rates generally impact only reported earnings.
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021			2022	2021
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$12,555	$7,423	$(13)	$7,410	$41,581	$17,350	$(23)	$17,327
Asia Pacific	29,965	32,273	(2,193)	30,080	91,042	86,414	(5,668)	80,746
Europe	6,166	5,314	(787)	4,527	18,941	15,381	(1,494)	13,887
Total	$48,686	$45,010	$(2,993)	$42,017	$151,564	$119,145	$(7,185)	$111,960
Adjusted net revenue (a):
Americas	$11,926	$7,030	$(12)	$7,018	$39,437	$16,232	$(22)	$16,210
Asia Pacific	8,324	7,925	(498)	7,427	25,711	20,563	(1,216)	19,347
Europe	3,949	3,076	(454)	2,622	11,898	9,045	(877)	8,168
Total	$24,199	$18,031	$(964)	$17,067	$77,046	$45,840	$(2,115)	$43,725
SG&A and Non-Op (b):
Americas	$11,229	$6,426	$(15)	$6,411	$34,096	$16,064	$(24)	$16,040
Asia Pacific	6,986	6,115	(395)	5,720	20,031	17,003	(996)	16,007
Europe	3,680	2,965	(439)	2,526	10,919	8,388	(809)	7,579
Corporate	676	1,014	—	1,014	2,287	2,428	—	2,428
Total	$22,571	$16,520	$(849)	$15,671	$67,333	$43,883	$(1,829)	$42,054
Operating income (loss):
Americas	$617	$590	$(1)	$589	$5,031	$124	$(1)	$123
Asia Pacific	1,569	2,108	(125)	1,983	6,418	4,510	(284)	4,226
Europe	345	137	(21)	116	1,282	890	(88)	802
Corporate	(1,275)	(1,474)	—	(1,474)	(3,993)	(3,850)	—	(3,850)
Total	$1,256	$1,361	$(147)	$1,214	$8,738	$1,674	$(373)	$1,301
Net income, consolidated	$955	$1,494	$(92)	$1,402	$7,067	$1,169	$(211)	$958
EBITDA (loss) (c):
Americas	$810	$604	$2	$606	$5,515	$153	$1	$154
Asia Pacific	1,244	1,809	(102)	1,707	5,533	3,574	(219)	3,355
Europe	279	111	(14)	97	977	657	(68)	589
Corporate	(705)	(1,013)	—	(1,013)	(2,312)	(2,427)	—	(2,427)
Total	$1,628	$1,511	$(114)	$1,397	$9,713	$1,957	$(286)	$1,671

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

Index
Use of EBITDA (Non-GAAP measure)
    Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. Management considers EBITDA to be the best indicator of operating performance and most comparable measure across the regions in which the Company operates. Management uses this measure to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability. EBITDA is derived from net income adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2022	2021	2022	2021
Net income	$955	$1,494	$7,067	$1,169
Adjustments to Net income
Provision for income taxes	340	(92)	1,657	475
Interest income, net	(23)	(8)	(28)	(27)
Depreciation and amortization expense	356	117	1,017	340
Total adjustments from net income to EBITDA	673	17	2,646	788
EBITDA	$1,628	$1,511	$9,713	$1,957

Index
Results of Operations
Americas (reported currency)

Revenue -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$12.6	$7.4	$5.1	69%	$41.6	$17.3	$24.2	140%

    For the three months ended September 30, 2022, RPO recruitment revenue increased by $5.1 million, or 73%, while contracting revenue increased slightly compared to the same period in 2021. The Karani Acquisition contributed 34 percentage points to the revenue growth (for additional information, see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).

    For the nine months ended September 30, 2022, RPO recruitment revenue increased by $23.5 million, or 146%, while contracting revenue increased by $0.7 million, or 55%, as compared to the same period in 2021. The Karani Acquisition contributed 44 percentage points to the revenue growth.

Adjusted Net Revenue -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$11.9	$7.0	$4.9	70%	$39.4	$16.2	$23.2	143%
Adjusted net revenue as a percentage of revenue	95%	95%	N/A	N/A	95%	94%	N/A	N/A

    For the three and nine months ended September 30, 2022, RPO recruitment adjusted net revenue increased by $4.9 million, or 70%, and $23.1 million, or 144%, respectively, compared to 2021. The Karani Acquisition contributed 36 and 47 percentage points to the adjusted net revenue growth for the three and nine months ended September 30, 2022, respectively.

For the three months ended September 30, 2022 and 2021, total adjusted net revenue as a percentage of revenue was 95%. The slight increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment to contracting revenue.

    For the nine months ended September 30, 2022, total adjusted net revenue as a percentage of revenue was 95%, compared to 94% for the same period in 2021. The slight increase in total adjusted net revenue as a percentage of revenue was due to the same factors noted above.

Index
SG&A and Non-Op -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$11.2	$6.4	$4.8	75%	$34.1	$16.1	$18.0	112%
SG&A and Non-Op as a percentage of revenue	89%	87%	N/A	N/A	82%	93%	N/A	N/A

    For the three months ended September 30, 2022, SG&A and Non-Op increased $4.8 million, or 75%, compared to the same period in 2021, while SG&A and Non-Op as a percentage of revenue increased from 87% to 89%. The increase was principally due to higher consultant staff costs as a percentage of adjusted net revenue in the quarter.

For the nine months ended September 30, 2022, SG&A and Non-Op increased $18.0 million, or 112%, compared to the same period in 2021, while SG&A and Non-Op as a percentage of revenue decreased from 93% to 82%. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to year-to-date gains in adjusted net revenue outpacing higher consultant staff costs driven by investments in the sales team and industry marketing activities.

Operating Income and EBITDA -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income (loss)	$0.6	$0.6	$—	5%	$5.0	$0.1	$4.9	N/M
EBITDA (loss)	$0.8	$0.6	$0.2	34%	$5.5	$0.2	$5.4	N/M
EBITDA (loss) as a percentage of revenue	6%	8%	N/A	N/A	13%	1%	N/A	N/A
N/M = not meaningful

For each of the three months ended September 30, 2022 and 2021, operating income was $0.6 million. EBITDA in the three months ended September 30, 2022 was $0.8 million, or 6% of revenue, compared to EBITDA of $0.6 million in 2021.

For the nine months ended September 30, 2022, operating income was $5.0 million, compared to operating income of $0.1 million in 2021, and EBITDA was $5.5 million, or 13% of revenue, compared to EBITDA of $0.2 million in 2021.
The increases in operating income and EBITDA for the three and nine months ended September 30, 2022, were primarily due to the Company’s stronger adjusted net revenue.

Index
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$30.0	$30.1	$(0.1)	—%	$91.0	$80.7	$10.3	13%

For the three months ended September 30, 2022, RPO recruitment revenue increased $0.5 million, or 7%, while contracting revenue decreased by $0.6 million, or 3%, compared to 2021, as discussed below.

    In Australia, revenue decreased $0.7 million, or 3%, for the three months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily in contracting revenue which declined by $1.2 million, or 5%, primarily due to the loss of a significant customer in the first quarter of 2022. While contracting revenue decreased, RPO recruitment revenue grew $0.4 million, or 8%, compared to 2021, primarily as the result of new client wins and higher demand from existing clients.

    In Asia, revenue increased $0.2 million, or 9%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was due to new client wins and higher demand from existing clients.

For the nine months ended September 30, 2022, RPO recruitment revenue increased by $5.5 million, or 31%, while contracting revenue increased by $4.8 million, or 8%, as discussed below.

    In Australia, revenue increased $7.7 million, or 10%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily in RPO recruitment revenue, which increased by $4.5 million, or 32%, while contracting revenue increased by $3.2 million, or 5%. The increases in recruitment and contracting revenue were primarily due to higher demand from existing clients, as well as the implementation of new client contracts.

    In Asia, revenue increased $1.6 million, or 28%, for the nine months ended September 30, 2022, compared to 2021, as the result of new client wins and higher demand from existing clients.

Adjusted net revenue - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$8.3	$7.4	$0.9	12%	$25.7	$19.3	$6.4	33%
Adjusted net revenue as a percentage of revenue	28%	25%	N/A	N/A	28%	24%	N/A	N/A

For the three months ended September 30, 2022, RPO recruitment adjusted net revenue increased $0.6 million, or 10%, while contracting adjusted net revenue increased $0.3 million, or 32%, compared to the same period in 2021.

    In Australia, adjusted net revenue increased by $0.8 million, or 13%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $0.6 million, or 11%, while contracting adjusted net revenue increased by $0.2 million, or 23%, compared to 2021.

    In Asia, adjusted net revenue increased by $0.1 million, or 8%, for the three months ended September 30, 2022, compared to the same period in 2021.

Total adjusted net revenue as a percentage of revenue was 28% for the three months ended September 30, 2022, compared to 25% for the same period in 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO recruitment revenue to contracting revenue.

Index
For the nine months ended September 30, 2022, RPO recruitment adjusted net revenue increased by $5.7 million, or 33%, while contracting adjusted net revenue increased by $0.7 million, or 31%, compared to the same period in 2021.

    In Australia, adjusted net revenue increased by $5.2 million, or 34%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $4.7 million, or 35%, while contracting adjusted net revenue increased by $0.6 million, or 26%, compared to 2021.

    In Asia, adjusted net revenue increased by $1.1 million, or 29%, for the nine months ended September 30, 2022, compared to the same period in 2021.

Total adjusted net revenue as a percentage of revenue was 28% for the nine months ended September 30, 2022, compared to 24% for the same period in 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of higher margin RPO recruitment revenue to contracting revenue.
SG&A and Non-Op - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$7.0	$5.7	$1.3	22%	$20.0	$16.0	$4.0	25%
SG&A and Non-Op as a percentage of revenue	23%	19%	N/A	N/A	22%	20%	N/A	N/A

For the three and nine months ended September 30, 2022, SG&A and Non-Op increased $1.3 million, or 22%, and $4.0 million, or 25%, respectively, compared to the same periods in 2021. The increases in SG&A and Non-Op were primarily due to higher consultant staff costs.

For the three and nine months ended September 30, 2022, SG&A and Non-Op as a percentage of revenue was 23% and 22%, as compared to 19% and 20%, respectively, for the same periods in 2021.

For the three and nine months ended September 30, 2022, the increase in SG&A and Non-Op as a percentage of revenue was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$1.6	$2.0	$(0.4)	(21)%	$6.4	$4.2	$2.2	52%
EBITDA	$1.2	$1.7	$(0.5)	(27)%	$5.5	$3.4	$2.2	65%
EBITDA as a percentage of revenue	4%	6%	N/A	N/A	6%	4%	N/A	N/A
For the three months ended September 30, 2022, operating income was $1.6 million, compared to operating income of $2.0 million in 2021, and EBITDA was $1.2 million, or 4% of revenue, compared to EBITDA of $1.7 million, or 6% of revenue, in 2021.
The decreases in operating income and EBITDA were principally due to the changes in adjusted net revenue, as described above.

Index
For the nine months ended September 30, 2022, operating income was $6.4 million, compared to operating income of $4.2 million in 2021, and EBITDA was $5.5 million, or 6% of revenue, compared to EBITDA of $3.4 million or 4% of revenue, in 2021.
The increases in operating income and EBITDA were principally due to the changes in adjusted net revenue, as described above.

Europe (constant currency)
Revenue - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$6.2	$4.5	$1.6	36%	$18.9	$13.9	$5.1	36%

    For the three months ended September 30, 2022, RPO recruitment revenue increased by $1.6 million or 57%, and contracting revenue increased $0.1 million or 5%, compared to the same period in 2021, as further discussed below.

    In the U.K., for the three months ended September 30, 2022, revenue increased by $1.6 million, or 38%. The change was driven by increases in RPO recruitment revenue of $1.5 million, due to higher demand from existing clients and the implementation of new client contracts.

    In Continental Europe, total revenue increased to $0.3 million for the three months ended September 30, 2022, an increase of 15% compared to 2021, due to higher demand from existing recruitment clients.
For the nine months ended September 30, 2022, RPO recruitment revenue increased by $4.1 million, or 48%, while contracting revenue increased by $0.9 million, or 17%, compared to the same period in 2021.

    In the U.K., for the nine months ended September 30, 2022, revenue increased by $5.3 million, or 42%, compared to the same period in 2021. The increase was driven by higher RPO recruitment revenue of $4.4 million and higher contracting revenue of $0.9 million.

    In Continental Europe, revenue decreased to $1.2 million for the nine months ended September 30, 2022, compared to revenue of $1.4 million for the same period in 2021, due to lower demand from existing recruitment clients.
Adjusted Net Revenue - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Adjusted net revenue	$3.9	$2.6	$1.3	51%	$11.9	$8.2	$3.7	46%
Adjusted net revenue as a percentage of revenue	64%	58%	N/A	N/A	63%	59%	N/A	N/A

For the three months ended September 30, 2022, adjusted net revenue increased by $1.3 million, or 51%, driven by an increase in RPO recruitment of $1.3 million, led by the U.K. as discussed below.

    In the U.K., total adjusted net revenue for the three months ended September 30, 2022 increased by $1.3 million, or 54%, compared to 2021. The increase was driven by RPO recruitment adjusted net revenue, which also increased by $1.3 million, or 56%, compared to 2021.

Index

    In Continental Europe, total adjusted net revenue was $0.3 million for the three months ended September 30, 2022, for an increase of 23% compared to $0.3 million in 2021, due to higher demand from existing clients.
For the nine months ended September 30, 2022, adjusted net revenue increased by $3.7 million, or 46%, driven by an increase in RPO recruitment revenue, which also grew $3.7 million, or 47%, compared to the same period in 2021.

    In the U.K., total adjusted net revenue for the nine months ended September 30, 2022 increased $3.9 million, or 56%, compared to the same period in 2021, driven by an increase in RPO recruitment of $3.8 million.

    In Continental Europe, for the nine months ended September 30, 2022, total adjusted net revenue decreased by $0.2 million, or 12%, compared to the same period in 2021, due to lower demand from existing clients.

SG&A and Non-Op - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$3.7	$2.5	$1.2	46%	$10.9	$7.6	$3.3	44%
SG&A and Non-Op as a percentage of revenue	60%	56%	N/A	N/A	58%	55%	N/A	N/A

For the three and nine months ended September 30, 2022, SG&A and Non-Op increased $1.2 million, or 46%, and $3.3 million or 44%, respectively, compared to the same periods in 2021. The increases in SG&A and Non-Op were primarily the result of higher consultant staff costs in the current year.

For the three and nine months ended September 30, 2022, SG&A and Non-Op as a percentage of revenue was 60% and 58%, compared to 56% and 55%, respectively in 2021. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the higher consultant staff costs.

Operating Income and EBITDA - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income	$0.3	$0.1	$0.2	195%	$1.3	$0.8	$0.5	60%
EBITDA	$0.3	$0.1	$0.2	189%	$1.0	$0.6	$0.4	66%
EBITDA as a percentage of revenue	5%	2%	N/A	N/A	5%	4%	N/A	N/A

    For the three months ended September 30, 2022, operating income was $0.3 million, compared to operating income of $0.1 million for the same period in 2021, and EBITDA was $0.3 million, or 5% of revenue, compared to EBITDA of $0.1 million for the same period in 2021.
For the nine months ended September 30, 2022, operating income was $1.3 million, compared to operating income of $0.8 million for the same period in 2021, and EBITDA was $1.0 million, or 5% of revenue, compared to EBITDA of $0.6 million, or 4% of revenue, for the same period in 2021.
The increases in operating income and EBITDA for the three and nine months ended September 30, 2022, were principally due to the gains in RPO recruitment revenue noted above.

Index
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $0.7 million for the three months ended September 30, 2022 compared to $1.0 million for the three months ended September 30, 2021. The decrease was primarily due to lower staff costs, a decrease in stock compensation expense, and higher corporate allocations.

    For the nine months ended September 30, 2022, corporate expenses were $2.3 million compared to $2.4 million for the same period in 2021, for a decrease of $0.1 million. The decrease was primarily due to higher corporate allocations and lower stock compensation expense, which were partially offset by an increase in professional fees.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, compared to $0.1 million and $0.3 million for the same periods in 2021, respectively. The increases were principally driven by amortization expense associated with the acquisitions of HnB, Coit Staffing, Inc., and Karani of $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. (See Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q)

Other Income (expense), Net

Other income was $0.0 million for each of the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, other expense was $0.0 million, compared to other expense of $0.1 million in 2021.

Provision for Income Taxes

    The provision for income taxes for the nine months ended September 30, 2022 was $1.7 million on $8.7 million of pre-tax income, compared to a provision for income tax of $0.5 million on $1.6 million of pre-tax income for the same period in 2021. The effective tax rates for the nine months ended September 30, 2022 and 2021 were positive 19% and positive 29%, respectively. For the nine months ended September 30, 2022, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income

    Net income was $1.0 million for the three months ended September 30, 2022, compared to net income of $1.5 million for the three months ended September 30, 2021. Basic and diluted earnings per share were $0.31 and $0.30, respectively, for the three months ended September 30, 2022, compared to basic and diluted earnings per share of $0.51 and $0.49, respectively for the same period in 2021.

Net income was $7.1 million for the nine months ended September 30, 2022, compared to net income of $1.2 million for the same period in 2021, an increase in net income of $5.9 million. Basic and diluted earnings per share were $2.35 and $2.25, respectively, for the nine months ended September 30, 2022, compared to basic and diluted loss per share of $0.40 and $0.39, respectively for the same period in 2021.

Index
Liquidity and Capital Resources

    As of September 30, 2022, cash and cash equivalents and restricted cash totaled $22.7 million, compared to $22.1 million as of December 31, 2021. The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
$ in millions	2022	2021
Net cash provided by operating activities	$5.1	$0.8
Net cash used in by investing activities	(1.3)	(0.1)
Net cash used in financing activities	(2.0)	—
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1.2)	(0.4)
Net increase in cash, cash equivalents, and restricted cash	$0.6	$0.3

Cash Flows from Operating Activities

    For the nine months ended September 30, 2022, net cash provided by operating activities was $5.1 million, compared to $0.8 million of net cash used in operating activities in 2021, resulting in an increase of $4.3 million. The increase resulted principally from the Company's higher net income in 2022, partially offset by less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the nine months ended September 30, 2022, net cash used in investing activities was $1.3 million compared to $0.1 million of net cash used in investing activities in 2021. The increase primarily reflects the net cash paid of $0.8 million for the acquisition of HnB. See Note 4 to Consolidated Financial Statements in Item 8 for additional information.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2022, net cash used in financing activities was $2.0 million. The increase in net cash used in financing activities was attributable to the common stock repurchased, for an aggregate of $1.1 million in 2022, a loan repayment of $0.6 million associated with the Karani Acquisition, and an increase in payments of $0.2 million in taxes in connection with the net issuance of common stock upon the vesting of restricted stock units.

Index
Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $14 for the three and nine months ended September 30, 2022, respectively, and $5 and $15 for the three and nine months ended September 30, 2021, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2022.
Liquidity Outlook

    As of September 30, 2022, the Company had cash and cash equivalents on hand of $22.4 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. In addition, the Company has a promissory note outstanding of $1.3 million, in connection with the Karani Acquisition. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of September 30, 2022. The Company’s near-term cash requirements during 2022 are primarily related to the funding of the Company’s operations. For the full year 2022, the Company expects to make capital expenditures of less than $1.0 million.
    As of September 30, 2022, $12.9 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($3.6 million), Hong Kong ($1.3 million), China ($1.2 million), India ($0.8 million), Singapore ($0.7 million), Belgium ($0.6 million), and Switzerland ($0.4 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of September 30, 2022 and December 31, 2021.

Index
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
Critical Accounting Policies & Estimates
    See “Critical Accounting Policies & Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 11, 2022 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2022.

FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) rising inflationary pressures and interest rates, (3) the adverse impacts of the coronavirus, or COVID-19 pandemic, (4) the Company’s ability to successfully achieve its strategic initiatives, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to operate successfully as a company focused on its RPO business, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the loss of or material reduction in our business with any of the Company’s largest customers, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company’s markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company’s investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 pandemic and Russia-Ukraine conflict, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (17) the Company’s ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company’s stock price, (24) the impact of government regulations, (25) restrictions imposed by blocking arrangements, and (26) those risks set forth in “Risk Factors in the Company’s Annual Report on From 10-K for the year ended December 31, 2021.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2022, the Company earned approximately 74% of its revenue outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Specifically, the ongoing COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
    There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

    The following information is added to Item 1A. Risk Factors as a second paragraph under the heading “Our operations will be affected by global economic fluctuations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

    The pricing pressures and global economic fluctuations are not limited to the periods of U.S./China trade tensions and the COVID-19 pandemic. The inflationary environment and related interest rate impacts continue to have a significant adverse impact on the economy and market conditions. These factors may impact labor markets and the demand for workforce, available borrowing capacity, cash flow protection, and more. As a result, our business, financial condition, and results of operations may be negatively affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2022 - July 30, 2022	—	$—	—	$1,703,134
August 1, 2022 - August 31, 2022	12,388	$34.15	12,388	$1,280,144
September 1, 2022 - September 30, 2022	20,227	$35.00	20,227	$572,226
Total	32,615	$34.67	32,615	$572,226

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization does not expire. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q for further details. In the nine months ended September 30, 2022, the Company repurchased 32,615 shares of its common stock on the open market for $1,131. As of September 30, 2022, the Company had repurchased an aggregate of 465,178 shares for a total cost of approximately $9.4 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

Index

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	November 10, 2022	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2022	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)