Form 10-K
period 2022-12-31
Hudson Global, Inc.
filed 2023-04-14
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $59,110,280 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2022.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 04/06/2023
Common Stock - $0.001 par value	2,841,519
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The Company delivers Recruitment Process Outsourcing (“RPO”), consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
On August 19, 2022, Hudson completed the acquisition of Hunt & Badge Consulting Private Limited (“HnB”), an India-headquartered provider of recruitment services to customers operating in India. HnB partners with companies of all sizes, including well-known multinationals, across a variety of industries to help meet their talent procurement needs.
On October 29, 2021, Hudson completed its acquisition of Karani, LLC (“Karani”), a Chicago-headquartered recruiting services provider that primarily serves U.S.-based customers from its operations in India and the Philippines. Karani partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries. This acquisition has enhanced Hudson RPO’s global delivery capability by adding a substantial presence in India and the Philippines, fostering business in new markets, and further developing Hudson RPO’s technology recruitment capabilities.

On October 1, 2020, Hudson completed its acquisition of Coit Staffing, Inc. (“Coit Staffing”), which expanded its presence in the technology sector and established a Technology Group located in San Francisco. The Technology Group leverages its network and partnerships within the technology sector to seek out new customers and opportunities in other markets around the world. In addition, the Technology Group operates jointly with Hudson RPO’s existing teams in the Americas, Asia Pacific, and Europe, to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider (“MSP”), and Total Talent Solutions space, enabling the Company to better serve its clients around the world.

Business Segments
The Company operates directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. For the year ended December 31, 2022, the amounts and percentages of the Company’s total revenue from the three reportable segments were as follows:

	Revenue
$ in thousands	Amount	Percentage
Americas	$51,639	25.7%
Asia Pacific	118,149	58.8%
Europe	31,129	15.5%
Total	$200,917	100.0%
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

For the year ended December 31, 2022, the amounts and percentages of the Company’s total revenue from the core service offerings were as follows:

	Revenue
$ in thousands	Amount	Percentage
RPO Recruitment	$97,700	48.6%
Contracting	103,217	51.4%
Total	$200,917	100.0%

Clients

The Company’s clientele includes mid-to-large-cap multinational companies and government agencies. For the years ended December 31, 2022 and 2021, the Company’s top 25 clients generated over 75% and 85% of the Company’s revenue, respectively. Two clients accounted for an aggregate of 50% of revenue in 2022, and three clients accounted for an aggregate of 65% of revenue in 2021. One client accounted for 20% or greater of accounts receivable as of December 31, 2022 and two clients accounted for 10% or greater of accounts receivable as of December 31, 2021. Our business is dependent upon the continuation of these business relationships as well as new client development.

Market Competition

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete based on a number of parameters including degree and quality of candidate and position knowledge, industry expertise, global presence, scalability, service quality, and efficiency in completing assignments. Typically, companies with greater strength or scale in these areas generate higher margins.

Growth Strategy

We focus on organically growing our RPO business, reducing overhead expenses as a percentage of revenue, and pursuing acquisition opportunities. We target driving organic growth in RPO by investing in people and technology, as well as sales and marketing, to leverage our existing strong reputation in the market. We are investigating acquisition opportunities to expand capabilities and capacity and utilize our net operating losses. We continue to explore all strategic alternatives to maximize value for stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance stockholder value, as well as review information regarding potential acquisitions and provide information to third parties, from time to time.

Human Capital Resources

The Company’s success significantly depends upon its workforce. The Company employs approximately 1,440 people worldwide, including approximately 170 employees in the United States (“U.S.”) and 1,270 employees internationally. Hudson is dedicated to acquiring, investing in, and retaining top talent. Hudson RPO’s global and regional employees have vast training and expertise across human capital solutions. Specifically, of the Company’s employees, approximately 1,340 are client-facing consultants who sell and deliver the Company’s RPO services to its existing client base. The Company’s consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

Amid the COVID-19 pandemic, our employees’ health and safety have been one of our top priorities. In addition to providing employees with remote working opportunities, we have taken a range of precautions for those employees who were working in our offices. These included prioritizing personal space; modifying shared spaces with staggered seating to ensure a physical distance from colleagues is maintained; implementing heightened cleaning measures; providing complimentary sanitization products; instituting cleaning standards; and reinforcing capacity protocols with strategically-placed signage.

Our well-being program, Thrive, provides the framework to support our employees’ physical, mental and financial health and well-being in addition to providing our line managers with the guidance needed to support their teams. Our regional well-being champions rolled out a variety of initiatives aimed at raising awareness and encouraging employees to look after their health and well-being. Our employee assistance programs offers additional support and information to our staff and a range of additional training modules were rolled out focusing on topics such as mental health awareness, health and wellness in the workplace, and keeping remote teams connected.

In addition, the Company values a diverse workplace that honors inclusion and equity. We see differences as a benefit; a diverse mix of minds enables us to create a workplace that fosters creativity, encourages adaptability, and drives innovation. All our employees play an important part in contributing to and shaping our culture. We have taken actions to enhance our employees’ experience working for the Company through the implementation of a continuous performance management framework in order to drive employees’ performance, development, and engagement.

The Company also recognizes the importance of environmental, social and governance (ESG) matters, with a specific focus on human capital management, as integral to creating a sustainable foundation for our long-term business strategy. Our goals for diversity, equity, and inclusion tie into our people-focused approach to ESG initiatives. Another key initiative in our ESG framework has been to provide our employees with access to a volunteering and environmental impact platform. This platform allows our employees to volunteer individually or in groups both locally and remotely, as well as to undertake climate change pledges. The platform also allows us to measure the Company’s impact through volunteer and CO2e reduction tracking and helps us to educate our employees by giving them access to talks from the leading innovators in ESG.

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

Employees have access to a range of training courses, including courses on anti-harassment, discrimination, and unconscious bias. eLearning is an integral part of the continuous development journey that we offer to all our employees. Through our long-term partnership with one of the leading eLearning providers, our employees have access to an extensive range of hiring and talent management content delivered by industry experts and renowned thought leaders. Our eLearning courses include over 200 hours of learning modules, including over 20 modules specifically on diversity. Tailored learning programs, in which diversity forms a cornerstone, have been created for all client-facing roles. Our employees are encouraged to participate in these learning modules and to complete a minimum of 30 minutes of learning each week.

Segment and Geographic Data

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

Available Information

We maintain a website with the address www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports and amendments to these reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in a timely manner after we provide them.

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

Clients’ demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. In addition, certain geopolitical events such as the war in Ukraine, the U.S./China trade tensions, and the ongoing COVID-19 pandemic, have caused significant economic, market, political, and regulatory uncertainty in some of the Company’s markets. We have limited flexibility to combat these uncertainties and reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. As a result, we may face increased pricing pressures during these periods.

Our clients’ demands for RPO recruiting and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the second half of 2022, the market conditions were more challenging than anticipated due to the higher inflation, higher interest rates, and decreased demand for labor in certain markets. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. We anticipate that the market conditions will continue to be challenging into 2023.

The pricing pressures and global economic fluctuations are not limited to the periods of U.S./China trade tensions and the COVID-19 pandemic. After a partial recovery in 2021, economic conditions in most of the world’s major markets slowed down in 2022. Higher than expected inflation in most markets, rising interest rates, and the continuing impact of the war in Ukraine, as well as new variants of the COVID-19 virus, have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. The inflationary environment and related interest rate impacts continue to have a significant adverse impact on the economy and market conditions. These factors may impact labor markets and the demand for workforce, available borrowing capacity, cash flow protection, and more. As a result, our business, financial condition, and results of operations may be negatively affected.

Our business may be adversely affected by the ongoing COVID-19 pandemic.

The continual spread of COVID-19 and the emergence of new variants has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, adversely affecting the economies and financial markets of many countries, and resulting in an economic downturn. The economic downturn, as well as the uncertainty regarding the duration, spread and intensity of the pandemic, has led to labor shortages, supply restrictions, and inflationary pressures. Considering the rapidly evolving landscape, it is difficult to predict the demand for our services in the near future. The pandemic has had and may continue to have a negative impact on our business, including our results of operation.

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

As part of our growth strategy, we may pursue acquisition opportunities that we believe can complement or expand our current business activities or sell other businesses. Acquisition and disposition activity exposes us to a number of risks. There could be unforeseen liabilities or asset impairments that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. With respect to businesses that we may sell, we would also no longer be able to rely on any cash flow they generated, and there is no assurance that when or if we reinvested any proceeds from a sale it would be in an acquisition that generates the anticipated benefits. We also may not realize all of the anticipated benefits of acquisitions of Karani and HnB, or potential future strategic transactions, which could adversely affect our business, financial condition and results of operations. Our ability to achieve certain benefits from acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate any such businesses smoothly or successfully, and the process may take longer than expected. We can provide no assurances that we will enter into any agreements in connection with potential acquisitions or dispositions or as to the timing of any potential strategic transactions. The strategic transaction process may disrupt our business including diverting management’s attention from ongoing business concerns.

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

For the years ended December 31, 2022 and 2021, the Company’s top 25 clients generated over 75% and 85% of the Company’s revenue, respectively. Two clients accounted for an aggregate 50% of revenue in 2022, and three clients accounted for an aggregate 65% of revenue in 2021. As of December 31, 2022, one client accounted for 20% or greater of accounts receivable. As of December 31, 2021, two clients accounted for 10% or greater of accounts receivable. The loss of these customers or any material reduction in the amount of business we conduct with these customers, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, it could have a material adverse effect on our business, financial condition, and results of operations, and the market price of our common stock could decline significantly.

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

Our markets are highly competitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules, and reduce prices. Furthermore, we face competition from a number of sources. These sources include other executive search firms and professional search, staffing, and consulting firms. Several of our competitors have greater financial and marketing resources than we do. Due to competition, we may experience reduced margins on our services, loss of market share and loss of customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition, and results of operations could be materially adversely affected.

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

The Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The ability to borrow under the NAB Facility Agreement is limited to a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. As of December 31, 2022, there were no amounts outstanding under the NAB Facility Agreement.

We may enter into additional credit facilities in the future that contain various restrictions and covenants that restrict our operating flexibility including:

•borrowings limited to eligible receivables;

•lenders’ ability to impose restrictions, such as payroll or other reserves;

•limitations on payments of dividends by our subsidiaries to us, which may restrict our ability to pay dividends to our stockholders;

•restrictions on our ability to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change our ownership;

•limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions, and repurchases of stock; and

•limitations on certain intercompany payments of expenses, interest, and dividends.

These restrictions and covenants could have adverse consequences for investors, including restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability for us to take advantage of significant business opportunities, such as acquisition opportunities, the potential need for us to undertake equity transactions, which may dilute the ownership of existing investors, and our inability to react to market conditions by selling lesser-performing assets. In addition, our payment of principal and interest on any future indebtedness would reduce our cash available for operations.

In addition, a default, amendment, or waiver to our NAB Facility Agreement or a future agreement to avoid a default may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under the NAB Facility Agreement bears interest at the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Any increase in interest expense could reduce the funds available for operations.

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

We conduct direct operations in fourteen countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2022, approximately 76% of our revenue was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Additionally, our international operations may also be adversely affected by political events, domestic or international terrorist events, hostilities or complications due to natural, nuclear, war or other disasters, including the ongoing Russian invasion of Ukraine and the remnants of the zero-COVID policy in China. The ongoing COVID-19 pandemic also has resulted in increased travel restrictions and the extended shutdown of certain businesses in the countries in which we operate. These or any further political or governmental developments or health concerns in the U.S. and foreign countries in which we operate could result in social, economic, and labor instability, as well as affect demand for our services. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

We depend on our key management personnel.

Our success depends to a significant extent on our senior management team. The loss of the services of one or more key senior management team members could have a material adverse effect on our business, financial condition, and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition, and results of operations. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a COVID-19 pandemic in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

Failure to attract and retain qualified personnel, management and advisors could negatively impact our business, financial condition, and results of operations.

Our ability to implement our business objectives and serve our customers depends upon our ability to attract and retain highly skilled professionals, management and advisors who possess the skills and experience necessary to operate our business, as well as personnel who meet the staffing requirements of our clients. In addition, our ability to execute our strategy requires that we retain and recruit personnel, management and advisors with experience in our RPO business.

We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for qualified professionals with proven skills is intense amidst the widespread U.S. labor shortage, and the demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers with the current market conditions. As such, we may be required to adjust our budget to account for pressures to increase wages in order to compete for skilled personnel. If we are unable to attract the necessary qualified personnel for our clients and our business, it may have a negative impact on our business, financial condition, and results of operations.

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

Our ability to reduce costs in line with our revenues is important for the improvement of our profitability. Efforts to improve our efficiency could be affected by several factors including turnover, client demands, market conditions, continued increases in inflation, changes in laws, and availability of talent. If we fail to realize the expected benefits of these cost reduction initiatives, this could have an adverse effect on our financial condition and results of operations.

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

Because we operate in an international environment, we are subject to greater cyber-security risks and incidents due to our broader and more distributed network footprint. Some of these threats may include attacks from foreign governments. While we continue to employ resources to monitor our systems and protect our infrastructure, any unauthorized access or use of information, virus or similar breach or disruption to our systems could result in disrupted operations, loss of information, damage to our reputation and customer relationships, and other significant liabilities, any of which could materially harm our business.

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

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2022, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $44.00 to a low of $20.51. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

Any future regulations that make it more difficult or expensive for us to continue to provide our services may have a material adverse effect on our business, financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated or if we identify additional material weaknesses or other adverse findings in the future, impair our ability to report accurate and timely financial information, adversely affect investor confidence, and have a material and adverse effect on our financial condition and results of operations.

Management identified an error related to the accounting treatment of a discretionary bonus paid by the Company on behalf of a customer. The effect of this error is an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the three- and six-month periods ended June 30, 2022 and the nine-month period ended September 30, 2022. The Company intends to restate its unaudited condensed consolidated financial statements for the Non-Reliance Periods as soon as practicable by filing amendments to the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2022 and September 30, 2022, to correct this error. The error had no impact on the Company’s consolidated balance sheet, consolidated statement of cash flows, net income, the presentation of the non-GAAP metric EBITDA, or any other accounts for such periods. As a result of the error, we identified a material weakness in the design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction involving a discretionary bonus paid by the Company on behalf of a customer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement to the control environment. Management is developing new controls and anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. If we are not successful in implementing these remediation measures or in developing other internal controls, it may impair our ability to report accurate and timely financial information. These remediation measures may be time consuming and costly and there is no assurance that the measures we take will remediate the material weakness identified or be sufficient to avoid potential future material weaknesses. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness.

In addition, until we remediate the material weakness, or if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. For further discussion of the material weakness, see Item 9A. Controls and Procedures.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.    PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal executive office and headquarters are located at 53 Forest Avenue, Suite 102, Old Greenwich, CT 06870, where we occupy space with approximately 2,000 aggregate square feet.

The Company maintains offices in the Americas, Asia Pacific, and Europe. In the Americas, the Company maintains 2 leased locations with approximately 7,300 aggregate square feet; in Asia Pacific, the Company maintains 6 leased locations with approximately 30,800 aggregate square feet; and in Europe, the Company maintains 1 leased location with approximately 1,200 aggregate square feet. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock was listed for trading on the NASDAQ Global Select Market during 2022 under the symbol “HSON.” As of January 31, 2023, there were approximately 192 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2022
Fourth quarter	$38.00	$20.51
Third quarter	$36.97	$27.54
Second quarter	$44.00	$30.03
First quarter	$42.09	$24.23
2021
Fourth quarter	$30.99	$15.55
Third quarter	$19.90	$15.46
Second quarter	$19.90	$16.55
First quarter	$18.27	$10.36

DIVIDENDS

In the last few years, the Company has not paid dividends, and there are no current plans to declare common stock dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2022 - October 31, 2022	—	$—	—	$572,226
November 1, 2022 - November 30, 2022	—	$—	—	$572,226
December 1, 2022 - December 31, 2022	—	$—	—	$572,226
Total	—	$—	—	$572,226

(a)     On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The authorization does not expire. As of December 31, 2022, the Company had repurchased an aggregate of 465,178 shares for a total cost of approximately $9.4 million under this authorization. In 2022 under this authorization, the Company repurchased 32,615 shares of its common stock on the open market for $1,131. In the fourth quarters of 2022 and 2021, no repurchases of shares were made. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Critical Accounting Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Overview

The Company’s objective is to increase value to the Company’s stockholders by providing global RPO solutions to customers. With direct operations in fourteen countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company’s clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company’s focus is to continually upgrade its service offerings and delivery capability tools to make the Company and candidates more successful in achieving clients’ business requirements.

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

We continue to explore all strategic alternatives to maximize value for the Company’s stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance value to our stockholders, as well as review information regarding potential acquisitions and provide information to third parties regarding potential dispositions of assets or business lines, from time to time.

This MD&A discusses the results of the Company’s RPO business for the years ended December 31, 2022 and 2021.

Current Market Conditions

Our clients’ demands for RPO recruiting and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the second half of 2022, the market conditions were more challenging than anticipated due to the higher inflation, higher interest rates and decreased demand for labor in certain markets. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. We anticipate that the market conditions will continue to be challenging into 2023.

After a partial recovery in 2021, economic conditions in most of the world’s major markets slowed down in 2022. Higher than expected inflation in most markets, rising interest rates and the continuing impact of the Russian invasion of Ukraine, as well as new variants of the COVID-19 virus, have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. These impacts and expected future inflation and interest rate increases could have material adverse impacts on various aspects of our business in the future.

The continued economic uncertainty has also resulted in volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars.

COVID-19 Pandemic

The continuing impact of COVID-19 and its variants around the world continues to present significant risks to the Company. However, the Company is vigilantly monitoring the business environment surrounding COVID-19 and continues to proactively address this situation as it evolves. The Company believes it can continue to take appropriate actions to manage its business in this challenging environment due to the flexibility of its workforce and the strength of its balance sheet.

The COVID-19 pandemic affected the Company’s operations in prior years and may continue to do so in the future. The COVID-19 pandemic may impact the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation, having impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, as well as the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve with new variants of the COVID-19 virus and the future impact on the Company’s business is uncertain.

Constant Currency (Non-GAAP Financial Measure)
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

Financial Performance

The following is a summary of the Company’s financial performance highlights for the years ended December 31, 2022 and 2021. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the Company’s results by segment.
•Revenue was $200.9 million for the year ended December 31, 2022, compared to $169.2 million for 2021, an increase of $31.7 million, or 19%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, revenue increased $42.8 million, or 27%, primarily due to an increase in RPO recruitment revenue of $34.4 million, or 54%, and an increase in contracting revenue of $8.4 million, or 9%, compared to 2021. Revenue included an increase of $8.3 million from the acquisition of Karani

(“Karani Acquisition”). (see Note 4 to the Consolidated Financial Statements in Item 8), which contributed 5 percentage points to the revenue growth.
•Selling, general and administrative expenses, and other non-operating income (expense) (“SG&A and Non-Op”) was $88.5 million for the year ended December 31, 2022, compared to $63.2 million for 2021, an increase of $25.2 million, or 40%.
◦On a constant currency basis, SG&A and Non-Op increased $28.0 million or 46%. SG&A and Non-Op, as a percentage of revenue, was 44% for the year ended December 31, 2022, compared to 38% for 2021. The increase was principally due to higher staff costs of $23.8 million, higher advertising and marketing expenses of $1.8 million and higher travel and entertainment costs of $0.9 million.
•EBITDA was $10.8 million for the year ended December 31, 2022, compared to EBITDA of $4.9 million for 2021. On a constant currency basis, EBITDA increased $6.4 million in 2022 compared to 2021. The Karani Acquisition positively contributed EBITDA of $2.0 million.
•Net income was $7.1 million for the year ended December 31, 2022, compared to a net income of $3.2 million for 2021. On a constant currency basis, net income increased $4.3 million in 2022.
Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below include a reconciliation of constant currency results to the most directly comparable U.S. GAAP financial measures, and summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$51,639	$28,797	$(60)	$28,737
Asia Pacific	118,149	118,597	(8,761)	109,836
Europe	31,129	21,813	(2,301)	19,512
Total	$200,917	$169,207	$(11,122)	$158,085
Adjusted net revenue (a):
Americas	$48,990	$27,087	$(55)	$27,032
Asia Pacific	34,278	28,561	(1,915)	26,646
Europe	15,942	12,509	(1,307)	11,202
Total	$99,210	$68,157	$(3,277)	$64,880
SG&A and Non-Op (b):
Americas	$44,407	$25,294	$(108)	$25,186
Asia Pacific	26,708	23,104	(1,532)	21,572
Europe	14,452	11,500	(1,194)	10,306
Corporate	2,888	3,351	—	3,351
Total	$88,455	$63,249	$(2,834)	$60,415
Operating income (loss):
Americas	$4,298	$1,689	$(24)	$1,665
Asia Pacific	8,378	6,785	(469)	6,316
Europe	1,726	1,309	(137)	1,172
Corporate	(5,065)	(5,389)	—	(5,389)
Total	$9,337	$4,394	$(630)	$3,764
Net income, consolidated	$7,129	$3,227	$(370)	$2,857
EBITDA (loss)(c):
Americas	$4,877	$1,801	$(25)	$1,776
Asia Pacific	7,282	5,452	(384)	5,068
Europe	1,501	1,007	(112)	895
Corporate	(2,905)	(3,352)	—	(3,352)
Total	$10,755	$4,908	$(521)	$4,387

(a)Represents Revenue less the Direct contracting costs and reimbursed expenses caption on the Consolidated Statements of Operations.
(b)SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Consolidated Statements of Operations: Salaries and related, Office and general, Marketing and promotion, and Other income (expense), net. Corporate management expenses are included in the segments’ other income (expense).

(c)See EBITDA reconciliation in the following section.

Use of EBITDA (Non-GAAP Financial Measure)

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is considered by management as an indicator of operating performance and the most comparable measure across the regions in which we operate. Management uses this measurement to evaluate capital needs and working capital requirements. Similar to constant currency, EBITDA should not be considered in isolation or as a substitute for operating income or net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2022	2021
Net income	$7,129	$3,227
Adjustments to net income
Provision for income taxes	2,331	1,117
Interest income, net	(83)	(33)
Depreciation and amortization expense	1,378	597
Total adjustments from net income to EBITDA	3,626	1,681
EBITDA	$10,755	$4,908

Results of Operations:
Americas (reported currency)
Revenue - Americas

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$51.6	$28.8	$22.8	79%

For the year ended December 31, 2022, RPO recruitment revenue increased by $22.4 million, or 83%, while contracting revenue increased by $0.5 million, or 26%. The Karani Acquisition contributed 29 percentage points to the revenue growth (see Note 4 to the Consolidated Financial Statements in Item 8).
Adjusted net revenue - Americas

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$49.0	$27.1	$21.9	81%
Adjusted net revenue as a percentage of revenue	95%	94%	N/A	N/A

For the year ended December 31, 2022, RPO recruitment adjusted net revenue increased $21.8 million, or 82%, while contracting adjusted net revenue increased $0.1 million, or 18%, compared to 2021. The Karani Acquisition contributed 31 percentage points to the adjusted net revenue growth (see Note 4 to the Consolidated Financial Statements in Item 8).

Total adjusted net revenue, as a percentage of revenue, increased to 95% for 2022, compared to 94% for 2021, primarily attributable to the higher mix of RPO recruitment to contracting revenue in 2022 compared to 2021.

SG&A and Non-Op - Americas

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$44.4	$25.3	$19.1	76%
SG&A and Non-Op as a percentage of revenue	86%	88%	N/A	N/A

For the year ended December 31, 2022, SG&A and Non-Op increased $19.1 million, or 76%, compared to 2021, while SG&A and Non-Op as a percentage of revenue decreased from 88% to 86%. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to year-to-date gains in adjusted net revenue outpacing higher consultant staff costs driven by the Company’s investments in the sales team and industry marketing activities.

Operating Income and EBITDA - Americas

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating income	$4.3	$1.7	$2.6	155%
EBITDA	$4.9	$1.8	$3.1	171%
EBITDA as a percentage of revenue	9%	6%	N/A	N/A
Operating income growth of $2.6 million was primarily due to the stronger adjusted net revenue results and lower SG&A and Non-Op as a percentage of revenue, partially offset by amortization expense of $0.5 million associated with the acquisitions of Coit Staffing and Karani.
For the year ended December 31, 2022, EBITDA was $4.9 million, or 9% of revenue, compared to EBITDA $1.8 million, or 6% of revenue, in 2021. The increase in EBITDA was due to the same factors noted above.
The difference between operating income and EBITDA for the year ended December 31, 2021, was primarily due to corporate management expenses.
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$118.1	$109.8	$8.3	8%

For the year ended December 31, 2022, RPO recruitment revenue increased by $6.8 million, or 27%, and contracting revenue increased by $1.5 million, or 2%, compared to 2021.

In Australia, for the year ended December 31, 2022, revenue increased $5.8 million, or 6%, compared to 2021. The increase was primarily in RPO recruitment revenue, which increased by $6.4 million, or 34%, partially offset by contracting revenue, which decreased by $0.6 million, or 1%. The increases in RPO recruitment revenue were primarily due to higher demand from existing clients, as well as the implementation of new client contracts, while the decrease in contracting revenue was due to lower volume from existing clients.

In Asia, revenue increased $1.2 million, or 14%, for the year ended December 31, 2022, compared to 2021, as the result of new client wins and higher demand from existing clients.
Adjusted net revenue - Asia Pacific

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$34.3	$26.6	$7.6	29%
Adjusted net revenue as a percentage of revenue	29%	24%	N/A	N/A

For the year ended December 31, 2022, RPO recruitment adjusted net revenue increased by $6.9 million, or 29%, while contracting adjusted net revenue increased by $0.7 million, or 23%, compared to the same period in 2021.

In Australia, adjusted net revenue increased by $7.1 million, or 34%, for the year ended December 31, 2022, compared to the same period in 2021. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $6.6 million, or 37%, while contracting adjusted net revenue increased by $0.5 million, or 19%. The increases in RPO recruitment revenue were primarily due to higher demand from existing clients.

In Asia, adjusted net revenue increased $0.5 million, or 9%, for the year ended December 31, 2022, compared to 2021. The increase in Asia was primarily driven by new client wins and higher demand from existing clients in China.

Adjusted net revenue as a percentage of revenue, for the year ended December 31, 2022, was 29%, compared to 24% for 2021. The increase in total adjusted net revenue as a percentage of revenue was attributed to the greater mix of higher margin RPO recruitment revenue to contracting revenue in 2022 (as contracting is generally a lower margin service offering), compared to 2021.

SG&A and Non-Op - Asia Pacific

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$26.7	$21.6	$5.1	24%
SG&A and Non-Op as a percentage of revenue	23%	20%	N/A	N/A

For the year ended December 31, 2022, SG&A and Non-Op increased $5.1 million, or 24%, compared to 2021. The increase was primarily due to higher consultant staff costs. SG&A and Non-Op, as a percentage of revenue, was 23% in 2022, compared to 20% in 2021. The increase was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$8.4	$6.3	$2.1	33%
EBITDA	$7.3	$5.1	$2.2	44%
EBITDA as a percentage of revenue	6%	5%	N/A	N/A

Operating income was $8.4 million for the year ended December 31, 2022, compared to $6.3 million for 2021. The increase in operating income was principally due to the change in adjusted net revenue, as described above.

For the year ended December 31, 2022, EBITDA was $7.3 million, or 6% of revenue, compared to EBITDA of $5.1 million, or 5% of revenue, in 2021. The increase in EBITDA for the year ended December 31, 2022 was principally due to the factors noted above.
The difference between operating income and EBITDA for the years ended December 31, 2022 and 2021 was principally due to corporate management expenses.

Europe (constant currency)
Revenue - Europe

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$31.1	$19.5	$11.6	60%

For the year ended December 31, 2022, RPO recruitment revenue increased by $5.2 million, or 45%, while contracting increased by $6.4 million, or 81%, compared to 2021.

In the U.K., for the year ended December 31, 2022, revenue increased by $11.8 million, or 67%, to $29.4 million from $17.6 million in 2021. The change was driven by higher RPO recruitment revenue of $5.4 million, and higher contracting revenue of $6.4 million.

In Continental Europe, for the year ended December 31, 2022, total revenue was $1.7 million, compared to $1.9 million for 2021, a decrease of $0.2 million, or 12%. The decrease was due to lower demand from existing recruitment clients.

Adjusted net revenue - Europe

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$15.9	$11.2	$4.7	42%
Adjusted net revenue as a percentage of revenue	51%	57%	N/A	N/A

For the year ended December 31, 2022, adjusted net revenue increased by $4.7 million, or 42%, driven by an increase in RPO recruitment revenue of $4.7 million, or 43%, compared to the same period in 2021.

In the U.K., total adjusted net revenue for the year ended December 31, 2022, increased $4.9 million, or 51%, compared to the same period in 2021. The change in the U.K. was primarily driven by an increase in RPO recruitment adjusted net revenue of $4.8 million, or 53%.

In Continental Europe, for the year ended December 31, 2022, total adjusted net revenue decreased by $0.1 million, or 7%, compared to the same period in 2021.

SG&A and Non-Op - Europe

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$14.5	$10.3	$4.1	40%
SG&A and Non-Op as a percentage of revenue	46%	53%	N/A	N/A

For the year ended December 31, 2022, SG&A and Non-Op increased $4.1 million, or 40%, compared to 2021. The increase in SG&A and Non-Op was due to higher staff consultant costs, advertising and marketing expenses, travel and entertainment costs, and training and conferences in the current year. SG&A and Non-Op, as a percentage of revenue, was 46% in 2022 compared to 53% in 2021. The increase in SG&A and Non-Op, as a percentage of revenue, was primarily due to the higher consultant staff costs.
Operating Income and EBITDA - Europe

	Year Ended December 31,
	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income:	$1.7	$1.2	$0.6	47%
EBITDA	$1.5	$0.9	$0.6	68%
EBITDA as a percentage of revenue	5%	5%	N/A	N/A

Operating income was $1.7 million for the year ended December 31, 2022, compared to $1.2 million for 2021. The increase was principally due to the adjusted net revenue gains partially offset by higher SG&A and Non-Op, as described above.

For the year ended December 31, 2022, EBITDA was $1.5 million, or 5% of revenue, compared to EBITDA of $0.9 million for 2021. The increase in EBITDA for the year ended December 31, 2022 was principally due to factors noted above.
The difference between operating income and EBITDA for the years ended December 31, 2022 and 2021 was principally due to foreign currency exchange and corporate management expenses.
The following are discussed in reported currency

Corporate expenses, net of corporate management expenses

For the year ended December 31, 2022, corporate expenses were $2.9 million compared to $3.3 million for 2021, a decrease of $0.4 million, or 13%. The decrease was primarily due to lower professional fees and stock compensation expense, partially offset by higher corporate allocations.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.4 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. The increase was driven by the amortization expense associated with the acquisitions of Coit Staffing and Karani (see Note 4 to the Consolidated Financial Statements in Item 8) of $0.3 million and $0.8 million, respectively.

Interest Income, Net

Net interest income was $0.1 million and $0.0 million for the years ended December 31, 2022 and 2021, respectively.

Other income (expense), Net

Net other income was $0.0 million for the year ended December 31, 2022, as opposed to net other expense of $0.1 million for the same period in 2021.

Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2022 was $2.3 million, on $9.5 million of pre-tax income, compared to a provision from income taxes of $1.1 million on $4.3 million of pre-tax income for 2021. The effective tax rate for the year ended December 31, 2022 was 24.6%, compared to 25.7% for 2021. The change in the Company’s effective tax rate compared to 2021 is primarily related to the reduction and effective lapsing of statutes for certain historic foreign uncertain tax positions and the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuation allowances in the U.S. and in our foreign subsidiaries. For the year ended December 31, 2022, the effective tax rate difference from the U.S. federal statutory rate of 21% was primarily attributable to the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuations allowances in the U.S. and in our foreign subsidiaries.

Net Income

Net income was $7.1 million for the year ended December 31, 2022, compared to net income of $3.2 million for 2021, an increase in net income of $3.9 million. Basic and diluted earnings per share were $2.37 and $2.27, respectively for the year ended December 31, 2022, compared to basic and diluted income per share of $1.11 and $1.07 in 2021.

Liquidity and Capital Resources

As of December 31, 2022, cash and cash equivalents and restricted cash totaled $27.5 million, as compared to $22.1 million as of December 31, 2021. The following table summarizes the cash flow activities for the years ended December 31, 2022 and 2021:

	For The Year Ended December 31,
$ in millions	2022		2021
Net cash provided by operating activities	$9.5		$2.5
Net cash used in by investing activities	(1.3)		(6.3)
Net cash used in financing activities	(2.0)		—
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.7)		(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5.4	*	$(4.1)

*Does not sum due to rounding

Cash Flows from Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities was $9.5 million, as compared to $2.5 million of net cash provided by operating activities for the same period in 2021, resulting in an increase in net cash provided by operating activities of $7.0 million. The increase resulted principally from the Company’s higher net income in 2022, partially offset by less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $1.3 million, as compared to $6.3 million in 2021. Net cash used in investing activities in 2022 primarily reflects the cash paid of $0.8 million on August 2022 for the acquisition of HnB, while net cash used in investing activities in 2021 reflects the cash paid of $6.0 million on October 29, 2021 for the acquisition of Karani (see Note 4 to Consolidated Financial Statements in Item 8 for additional information.)

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash used in financing activities was $2.0 million. The increase in net cash used in financing activities was attributable to the common stock repurchased, for an aggregate of $1.1 million in 2022, payment on a note of $0.6 million associated with the Karani Acquisition, and payments of $0.3 million in taxes in connection with the net issuance of common stock upon the vesting of restricted stock units.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $18 thousand and $20 thousand for the years ended December 31, 2022 and 2021, respectively. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2022.

Liquidity and Capital Resources Outlook

As of December 31, 2022, the Company had cash and cash equivalents on hand of $27.1 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. In addition, the Company has a promissory note outstanding of $1.3 million, in connection with the Karani Acquisition. The Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of December 31, 2022. The Company’s near-term cash requirements during 2023 are primarily related to the funding of the Company’s operations. For the full year 2023, the Company expects to make capital expenditures of less than $1 million, which includes the Company’s lease obligations. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of December 31, 2022, $14.4 million of the Company’s cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in Australia ($6.3 million), Hong Kong ($1.1 million), China ($1.0 million), India ($1.0 million), the U.K. ($0.9 million), Belgium ($0.6 million), Singapore ($0.4 million), Switzerland ($0.4 million), and the Philippines ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

The Company believes that future external market conditions remain uncertain, particularly access to credit, rates of near-term projected economic growth, and levels of unemployment in the markets in which the Company operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially and interest rates and inflation continue to increase. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of these sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of December 31, 2022 and 2021, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within U.S. GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to the Consolidated Financial Statements in Item 8. We believe the following accounting policies are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements that are inherently uncertain.

Revenue Recognition

The Company recognizes revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fee and variable usage-based consideration. Variable usage-based consideration is constrained by candidates accepting offers of permanent employment. We recognize revenue on the fixed fee as the performance obligations are satisfied and usage-based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2022, the Company’s gross liability for income taxes associated with uncertain tax positions was $0.4 million.

The Company’s unrecognized tax benefits, if recognized in the future, would affect the Company’s annual effective income tax rate. See Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

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

Forward-Looking Statements

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) rising inflationary pressures and interest rates, (3) the adverse impacts of the coronavirus, or COVID-19 pandemic, (4) the Company’s ability to successfully achieve its strategic initiatives, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to operate successfully as a company focused on its RPO business, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the loss of or material reduction in our business with any of the Company’s largest customers, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company’s markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company’s investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 pandemic and the Russian invasion of Ukraine conflict, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (17) the Company’s ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carryforwards, (23) volatility of the Company’s stock price, (24) the impact of government regulations, (25) restrictions imposed by blocking arrangements, and (26) a material weakness in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Hudson Global, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets
As described in Note 6 to the consolidated financial statements, at December 31, 2022, the Company had deferred tax assets of $187 million, of which $83 million related to U.S. net operating loss carryforwards, $98 million related to U.S. capital loss carryforwards, and $2.0 million related to U.S. temporary differences, reduced by a U.S. valuation allowance of $183 million. Deferred tax assets are reduced by a valuation allowance if, based upon the consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods. The Company has determined it is more likely than not that all of the U.S. deferred tax assets will not be realized.

We identified management’s evaluation of the realizability of the deferred tax assets related to U.S. net operating loss carryforwards, U.S. capital loss carryforwards, and U.S. temporary differences as a critical audit matter. The principal considerations for our determination are the certain significant judgements made by management in determining realizability of the deferred tax assets, such as the forecasting of future income and evaluation of the positive and negative evidence. Auditing the forecast of future income and the positive and negative evidence involve especially subjective auditor judgement due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of management’s estimate of the forecasting of future income including: (i) assessing the current economic environment and the impact on the company’s future income, (ii) reviewing projected loss of customer revenue.

•Evaluating positive and negative evidence, including: (i) verifying net operating loss and capital loss carryforwards that will expire within the near future, (ii) analyzing the Company’s historical earnings and (iii) analyzing the impact of certain elections related to the Company’s Global Intangible Low Taxed Income (GILTI) inclusions.

We have served as the Company’s auditor since 2019.
/s/ BDO USA, LLP
New York, New York
April 14, 2023

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$200,917	$169,207

Operating expenses:
Direct contracting costs and reimbursed expenses	101,707	101,050
Salaries and related	74,373	53,038
Office and general	10,344	8,108
Marketing and promotion	3,778	2,020
Depreciation and amortization	1,378	597
Total operating expenses	191,580	164,813
Operating income	9,337	4,394
Non-operating income (expense):
Interest income, net	83	33
Other income (expense), net	40	(83)
Income before income taxes	9,460	4,344
Provision for income taxes	2,331	1,117
Net income	$7,129	$3,227
Earnings per share:
Basic	$2.37	$1.11
Diluted	$2.27	$1.07
Weighted-average shares outstanding:
Basic	3,011	2,917
Diluted	3,138	3,003

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021
Comprehensive income:
Net income	$7,129	$3,227
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes	(1,554)	(611)
Total other comprehensive loss, net of income taxes	(1,554)	(611)
Comprehensive income	$5,575	$2,616

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$27,123	$21,714
Accounts receivable, less allowance for doubtful accounts of $51 and $196, respectively	26,270	25,748
Restricted cash, current	160	222
Prepaid and other	1,959	1,476
Total current assets	55,512	49,160
Property and equipment, net of accumulated depreciation of $950 and $807, respectively	673	371
Operating lease right-of-use assets	685	477
Goodwill	4,875	4,219
Intangible assets, net of accumulated amortization of $1,647 and $532, respectively	4,516	5,488
Deferred tax assets	1,475	1,345
Restricted cash	194	177
Other assets	12	5
Total assets	$67,942	$61,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,678	$871
Accrued salaries, commissions, and benefits	11,509	10,961
Accrued expenses and other current liabilities	6,348	6,748
Note payable – short term	1,250	750
Operating lease obligations, current	337	363
Total current liabilities	21,122	19,693
Income tax payable	81	470
Operating lease obligations	348	118
Note payable – long term	—	1,250
Other liabilities	599	395
Total liabilities	22,150	21,926
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,823 and 3,694 shares issued; 2,794 and 2,707 shares outstanding, respectively	4	4
Additional paid-in capital	491,567	489,249
Accumulated deficit	(427,394)	(434,523)
Accumulated other comprehensive loss, net of applicable tax	(1,639)	(85)
Treasury stock, 1,029 and 987 shares, respectively, at cost	(16,746)	(15,329)
Total stockholders’ equity	45,792	39,316
Total liabilities and stockholders’ equity	$67,942	$61,242

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$7,129	$3,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,378	597
Provision for doubtful accounts	26	147
Benefit from deferred income taxes	(233)	(350)
Stock-based compensation	2,318	2,424
Other, net	(3)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(2,128)	(11,678)
Increase in prepaid and other assets	(615)	(434)
Increase in accounts payable, accrued expenses and other liabilities	1,578	8,574
Net cash provided by operating activities	9,450	2,507
Cash flows from investing activities:
Capital expenditures	(504)	(284)
Cash paid for acquisitions, net of cash acquired	(825)	(6,015)
Proceeds from sale of assets, net of disposal costs	3	—
Net cash used in investing activities	(1,326)	(6,299)
Cash flows from financing activities:
Payments for business acquisition liabilities	(620)	—
Purchases of treasury stock	(1,131)	—
Cash paid for net settlement of employee restricted stock units	(286)	(4)
Net cash used in financing activities	(2,037)	(4)
Effect of exchange rates on cash and cash equivalents and restricted cash	(723)	(290)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,364	(4,086)
Cash, cash equivalents, and restricted cash beginning of the period	22,113	26,199
Cash, cash equivalents, and restricted cash end of the period	$27,477	$22,113
Supplemental disclosures of cash flow information:
Cash payments during the period for income taxes, net of refunds	$3,031	$1,458
Cash paid for amounts included in operating lease liabilities	$512	$496
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$772	$767
Business acquisition note payable	$—	$2,000
Business acquisition contingent consideration liability	$150	$—

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares	Value				Shares	Value
Balance at December 31, 2020	3,672	$4	$486,825	$(437,750)	$526	(987)	$(15,325)	$34,280
Net Income	—	—	—	3,227	—	—	—	3,227
Other comprehensive loss, translation adjustments	—	—	—	—	(611)	—	—	(611)
Purchase of net settled restricted stock from employees	—	—	—	—	—	—	(4)	(4)
Stock-based compensation and vesting of restricted stock units	22	—	2,424	—	—	—	—	2,424
Balance at December 31, 2021	3,694	$4	$489,249	$(434,523)	$(85)	(987)	$(15,329)	$39,316
Net income	—	—	—	7,129	—	—	—	7,129
Other comprehensive loss, translation adjustments	—	—	—	—	(1,554)	—	—	(1,554)
Purchase of treasury stock	—	—	—	—	—	(33)	(1,131)	(1,131)
Purchase of net settled restricted stock from employees	—	—	—	—	—	(9)	(286)	(286)
Stock-based compensation and vesting of restricted stock units	129	—	2,318	—	—	—	—	2,318
Balance at December 31, 2022	3,823	$4	$491,567	$(427,394)	$(1,639)	(1,029)	$(16,746)	$45,792

See accompanying notes to Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses: the Americas, Asia Pacific, and Europe. The Company delivers Recruitment Process Outsourcing (“RPO”), consisting of permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
On August 19, 2022, the Company completed the acquisition of Hunt & Badge Consulting Private Limited (“HnB”), an India-headquartered provider of recruitment services to customers operating in India. HnB partners with companies of all sizes, including well-known multinationals, across a variety of industries to help meet their talent procurement needs.
On October 29, 2021, the Company completed the acquisition of Karani, LLC (“Karani”), a Chicago-headquartered recruiting services provider that primarily serves U.S.-based customers from its operations in India and the Philippines. Karani partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries. This acquisition has enhanced Hudson RPO’s global delivery capability by adding a substantial presence in India and the Philippines, fostering business in new markets, and further developing Hudson RPO’s technology recruitment capabilities.
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
As of December 31, 2022, the Company operated directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe.

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

Impact of COVID-19 Pandemic on Consolidated Financial Statements.

In December 2019, a novel virus, referred to as COVID-19, was reported. On March 11, 2020 the World Health Organization declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Despite the decline in infection rates, the COVID-19 pandemic continues to have a lasting impact on various aspects of our business including but not limited to workforce shortages.

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

Concentration and Credit Risk

The Company’s revenue is comprised of the operations, assets, and liabilities of the three regional businesses: Americas, Asia Pacific, and Europe. For the years ended December 31, 2022 and 2021, the Company’s top 25 clients generated over 75% and 85% of the Company’s revenue, respectively. Two clients accounted for an aggregate 50% of revenue in 2022, and three clients accounted for an aggregate 65% of revenue in 2021. One client accounted for 20% or greater of accounts receivable as of December 31, 2022 and two clients accounted for 10% or greater of accounts receivable as of December 31, 2021. Our business is dependent upon the continuation of these business relationships as well as new client development.

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

Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, our estimated amounts of variable consideration subject to constraints at period end are not material and we do not believe that there will be significant changes to our estimates. Certain contracting employees are entitled to performance bonuses at the sole discretion of the customer and are constrained until approved. In 2022 and 2021, bonuses approved and paid to our contracting employees were approximately $6.1 million and $0.3 million, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
We record accounts receivable when our right to consideration becomes unconditional. The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. We do not have any material contract assets or liabilities as of and for the years ended December 31, 2022 and 2021.

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

In the first quarter of 2022, one contracting customer ended its agreement with the Company. For the full year ended December 31, 2021, the contracting customer generated revenue of $44,888, or 27% of the Company’s revenue, which is reported as revenue in the Company’s Consolidated Statements of Operations, and Direct contracting costs and reimbursed expenses of $43,980, which is reported as Direct contracting costs and reimbursed expenses in the Company’s Consolidated Statements of Operations. Revenue less Direct contracting costs and reimbursed expenses for this customer was $908, or 1% of the Company’s total revenue less Direct contracting costs and reimbursed expenses of $68,157, for the full year ended December 31, 2021. The loss of this customer did not have a material adverse impact on the Company and its subsidiaries in 2022.

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
Operating Expenses

Salaries and related expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff, and other employees of the Company who are not temporary contractors. Office and general expenses include occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees, and provision for doubtful accounts. The Company expenses job board and legal costs as incurred.

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2022 and 2021, the Company only granted restricted stock units and restricted shares of common stock.

Employee Benefit Programs

The Company in the U.S. sponsors a defined contribution plan covering substantially all of its full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling approximately $268 and $144 for the years ended December 31, 2022 and 2021, respectively.

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

Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the Company’s net income by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.

Income per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly income per share amounts may not equal year-to-date income per share amounts, which reflect the weighted average effect on a year-to-date basis. In addition, the calculation of the impact of dilutive potential common shares might be dilutive on a quarterly basis but anti-dilutive on a year-to-date basis or vice versa.

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Restricted Cash

Restricted cash primarily represents amounts required to be held on deposit for a travel and entertainment program in the U.K., a bank guarantee for licensing in Switzerland, and deposits held for office space.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $8,523 and $6,267 as of December 31, 2022 and 2021, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. The Company maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Judgment is involved as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current creditworthiness, financial stability and effect of market conditions on each customer.

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

Intangible Assets

Intangible assets consist of customer relationships, trade names, non-competition agreements and developed technology. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives ranging from two to ten years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset’s carrying value over its fair value is recorded in accordance with ASC 360-10-35. There were no impairment triggers during the year ended December 31, 2022.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Years
Non-compete agreements	2 - 3
Developed Technology	3
Customer lists	3 - 6
Trade name	5 - 10

Goodwill

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The Company has allocated goodwill for the Coit Staffing, Inc. and Karani, LLC acquisitions to its Americas reportable segment and HnB to its Asia Pacific reportable segment. Goodwill is not amortized and is tested for impairment on an annual basis on October 1, or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company identified two reporting units that carry a goodwill balance, Hudson Coit, Inc. and Karani, both of which are included in the Americas reportable segment, and HnB, which carries a goodwill balance in the Asia Pacific reportable segment.

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

The Company has the option to perform a qualitative assessment for reporting units to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. Alternatively, the Company has the option to bypass the qualitative assessment for any reporting unit in any period

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
and proceed directly to performing the quantitative goodwill impairment test. There were no impairment charges recorded in either fiscal year 2022 or 2021.

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income is primarily comprised of foreign currency translation adjustments, which relate to investments that are permanent in nature.

Recent Accounting Standard Update Not Yet Adopted

In June 2016, the Financial Account Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The adoption of CECL will not have a material impact on its Consolidated Financial Statements and related disclosures.

NOTE 3 – DISAGGREGATED REVENUE

The Company’s revenues for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
RPO Recruitment	$97,700	$66,469
Contracting	103,217	102,738
Total Revenue	$200,917	$169,207

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 4 – ACQUISITIONS

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

HnB is a provider of recruitment services to customers operating in India. HnB partners with companies of all sizes, including well-known multinationals, across a variety of industries to help meet their talent procurement needs.

In connection with the HnB Acquisition, Seller received $1,064 in cash, subject to certain adjustments, at the closing of the HnB Acquisition. Additionally, Seller has a contingent right to receive earn-out payments not to exceed $350 in aggregate payable over an eighteen-month period, subject to the achievement of certain performance thresholds and, the satisfaction of certain conditions.

The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,260, which consists of the amount paid in cash of $1,064, a working capital adjustment of $47, net of an owner receivable of $28, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company's goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in India. The purchase price included $314 of cash and cash equivalents acquired. As of December 31, 2022, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is based on achievement of 70% of the specified revenue targets. These fair value estimates are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023.

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company will continue to reassess the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. This contingent consideration will be remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be marked to market and included in “Other income (expense), net” on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2022, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

The values assigned to the assets acquired and liabilities assumed are based on the fair value available and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Excluding the contingent consideration, any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The Company incurred transaction costs related to the HnB Acquisition of $63 that were expensed as part of “Office and general”. The Company's accounting for the business combination was completed as of December 31, 2022.

The Company’s Consolidated Statements of Operations for the year ended December 31, 2022 included revenue of $69 and net loss of $21 from HnB.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Below is a summary of the fair value of the net assets acquired on the acquisition date based on internal valuations at the date of acquisition.

Fair Value
Assets Acquired:
Cash and cash equivalents	$314
Accounts receivable	80
Prepaid expenses and other assets	77
Property and equipment	35
Intangible assets	150
Goodwill	687
Assets Acquired	$1,343
Liabilities Assumed:
Accrued expenses and other current liabilities	$20
Other long-term liabilities	63
Liabilities Assumed	$83

Fair value of consideration transferred	$1,260

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Karani Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $8,673, which consists of the amount paid in cash of $6,805, a promissory note of $2,000, and a working capital credit of $132, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 29, 2021, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company's goodwill represents the expected profit growth over time that is attributable to increasing our footprint and market share in India. The purchase price included $737 of cash and cash equivalents acquired. The Company incurred transaction costs related to the acquisition of approximately $200 that were expensed as part of Office and general on the Consolidated Statements of Operations. In addition to the purchase price, the Company agreed to pay a $250 retention payment to the Chief Financial Officer of Karani, which is classified as compensation expense, recorded on a straight-line basis. The Company's accounting for the business combination was completed as of December 31, 2021.

Included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2022 and 2021 are revenue of $9,954 and net income of $944, and revenue of $1,648 and net income of $286, respectively.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on external valuations at the date of acquisition.

Fair Value
Assets Acquired:
Cash and cash equivalents	$737
Accounts receivable	1,521
Restricted cash, current	50
Prepaid expenses and other assets	177
Property and equipment	119
Operating lease right-of-use assets	100
Restricted cash	3
Other long-term assets	19
Intangible assets	4,540
Goodwill	2,131
Assets Acquired	$9,397
Liabilities Assumed:
Accrued expenses and other current liabilities	$436
Operating lease obligations, current	88
Operating lease obligations, non-current	12
Other long-term liabilities	188
Liabilities Assumed	$724

Fair value of consideration transferred	$8,673

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives on date of acquisition.

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

The Coit Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price consists of the amount paid in cash of $3,997, which was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 1, 2020, with the excess recorded as goodwill, which is deductible for tax purposes. The Company's goodwill represents the expected profit growth over time that is attributable to increasing our footprint and market share in the technology sector. The Company incurred transaction costs related to the acquisition of $436 that were expensed as part of Office and general on the Consolidated Statements of Operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The promissory note and shares of the Company’s common stock to be paid to the Seller as outlined in the APA are tied to the continuing employment of the Principals at the Company, and therefore have been accounted for as compensation expense. This compensation expense is recorded on a straight-line basis under the assumption that the Principals will remain employed by the Company, and therefore that the note will be paid in full and the shares will be issued. As of December 31, 2022, the Company recognized $108 in stock-based compensation associated with the 52,226 restricted shares of common stock which were issued over 30 months (for additional information, see Note 5). In addition, for the year ended December 31, 2022, the Company recognized expense of $450 related to the promissory note, and $2,030 related to earn-out payments. The amount due associated with the promissory note payable to the Principals is reflected in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The compensation expense recognized of $2,588 for the year ended December 31, 2022 was reflected in Salaries and related expenses on the Consolidated Statements of Operations. The Company's accounting for the business combination is complete.

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisitions of HnB and Karani as if the transactions had occurred on January 1, 2021.

	Year ended December 31,
	2022	2021
Revenue	$201,153	$176,573
Net income	$7,182	$3,491

The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the years ended December 31, 2022 and 2021. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the acquisitions taken place on January 1, 2021.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5 – STOCK-BASED COMPENSATION
Equity Compensation Plans
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 and further amended on September 14, 2020 and May 17, 2022 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards may also be subject to immediate vesting upon the occurrence of certain events including death, disability, retirement or a change in control of the Company. When we make grants of restricted stock or restricted stock units to our executive officers, including the named executive officers, we enter into Restricted Stock Agreements and Restricted Stock Unit Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our Company. For awards of restricted stock granted beginning on November 6, 2015, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. For awards of restricted stock units granted beginning on March 10, 2016, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the restricted stock units will fully vest and the restrictions imposed upon the restricted stock units will be immediately deemed to have lapsed. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of December 31, 2022, there were 235,200 shares of the Company’s common stock available for future issuance under the ISAP.
In 2021, the Company granted restricted stock units subject to performance vesting conditions related to the years ended December 31, 2021 and December 31, 2020 of 73,596 and 53,075, respectively. In addition, for the year ended December 31, 2021, the Company granted 47,500 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions. In 2022, the Company granted 50,160 restricted stock units subject to performance vesting conditions and granted 5,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions for the year ended December 31, 2022.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the year ended December 31, 2022 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	34,493
Performance and service conditions - Type 2 (1) (2)	15,667
Service conditions only - Type 1 (2)	5,250
Total shares of stock award granted	55,410

(1)The performance conditions with respect to restricted stock units may be satisfied as follows:
(a)For employees from the Americas, Asia Pacific, and Europe 70% of the restricted stock units may be earned on the basis of performance as measured by a “regional adjusted EBITDA”, and 30% of the

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”; and
(b)For grants to Corporate office employees subject to 2022 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”; and
(c)For grants to Coit Staffing Principals subject to 2022 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “Coit EBITDA”.

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the years ended December 31, 2022 and 2021, the Company granted 10,084 and 24,219 restricted stock units to its non-employee directors pursuant to the Director Plan, respectively.
As of December 31, 2022, 224,370 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the Coit Acquisition. Accordingly, for the years ended December 31, 2022 and 2021, the Company recognized $108 and $283 in stock-based compensation. See Note 4 for additional information.
For the years ended December 31, 2022 and 2021, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2022	2021
Restricted shares of common stock	$108	$283
Restricted stock units	2,210	2,141
Total	$2,318	$2,424
Tax benefits recognized in jurisdictions where the Company has taxable income	$88	$92

As of December 31, 2022 and 2021, the Company's unrecognized compensation expense and the weighted average periods over which the compensation expense is expected to be recognized relating to the unvested portion of the Company’s restricted stock unit awards, were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	As of December 31,
	2022		2021
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted shares of common stock	$16	0.2	$125	0.8
Restricted stock units	$1,519	0.8	$1,602	1.1

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	50,160	$35.37	15,334	$35.92	65,494	$35.50
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(78,251)	$15.99	(24,769)	$24.68	(103,020)	$18.08
Forfeited	—	$—	(3,675)	$16.04	(3,675)	$16.04
Unvested restricted stock units at December 31	130,186	$23.56	33,390	$20.31	163,576	$22.89
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)     The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Year Ended December 31, 2021
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	14,676	$15.45	—	$—	14,676	$15.45
Granted	126,671	$15.79	71,719	$17.50	198,390	$16.41
Vested	(8,543)	$15.68	(24,219)	$18.30	(32,762)	$17.62
Forfeited	(11,411)	$14.54	(1,000)	$14.54	(12,411)	$14.54
Unvested restricted stock units at December 31	121,393	$15.88	46,500	$17.15	167,893	$16.23
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
The total fair value of restricted stock units vested during the years ended December 31, 2022 and 2021 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2022	2021
Fair value of restricted stock units vested	$3,311	$591

Shares of Common Stock
Changes in the Company’s restricted shares of common stock arising from the grants issued in connection with the Coit Acquisition (see Note 4) were as follows:

	For The Year Ended December 31,
	2022		2021
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock units at January 1	34,818	$9.57	52,226	$9.57
Vested	(17,408)	$9.57	(17,408)	$9.57
Unvested restricted shares of common stock units at December 31	17,410	$9.57	34,818	$9.57

The total fair value of restricted shares of common stock during the years ended December 31, 2022 and 2021 were as follows:

	For The Year Ended December 31,
	2022	2021
Fair value of restricted shares of common stock vested	$675	$310

NOTE 6 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of net income before provision for income taxes is as follows:

	Year ended December 31,
	2022	2021
Domestic	$4,301	$150
Foreign	5,159	4,194
Income before provision for income taxes	$9,460	$4,344

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2022	2021
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	58	5
Foreign	2,506	1,462
Total current provision for (benefit from) income taxes	2,564	1,467
Deferred tax provision (benefit):
U.S. Federal	—	—
State and local	—	—
Foreign	(233)	(350)
Total deferred benefit from income taxes	(233)	(350)
Total provision for provision for income taxes	$2,331	$1,117

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2022 and 2021 were 24.6% and 25.7%, respectively. The change in effective tax rate in 2022 is primarily related to the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuations allowances in the U.S. and in our foreign subsidiaries. The change in the effective tax rate in 2021 is primarily related to the reduction and effective lapsing of statutes for certain historic foreign uncertain tax positions and mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuations allowances in the U.S. and in our foreign subsidiaries.

The following is a reconciliation of the effective tax rate for the years ended December 31, 2022 and 2021 to the U.S. federal statutory rate of 21%:

	Year ended December 31,
	2022	2021
Provision at federal statutory rates	$1,986	$912
State income taxes, net of federal benefit	478	144
Change in valuation allowance	1,426	(3,893)
Taxes related to foreign income	1,763	1,256
Non-deductible expenses	36	105
Other federal deferred tax adjustments	68	791
Other state deferred tax adjustments	(3,444)	2,362
Uncertain tax positions	18	(560)
Provision for income taxes	$2,331	$1,117

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been reported as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$58	$96
Property and equipment	(163)	(169)
Goodwill and intangibles	527	(113)
Accrued compensation	2,768	2,612
Accrued liabilities and other	230	109
Loss carryforwards	183,407	182,784
Deferred tax assets before valuation allowance	186,827	185,319
Valuation allowance	(185,352)	(183,974)
Deferred tax assets, net of valuation allowance	$1,475	$1,345

As a result of the enactment of the Tax Act, the Company has provided tax on GILTI, and therefore, future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by net operating losses (“NOLs”). The Company has not provided any withholding tax with respect to unremitted foreign earnings at December 31, 2022 and December 31, 2021.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

At December 31, 2022, the Company had losses for U.S. federal and state tax purposes of approximately $681,403 in total, made up of net U.S. federal and state NOLs incurred through December 31, 2022 of $302,740 and U.S. federal and state capital losses of $378,663 as a result of the sale of all of our RTM businesses in three separate transactions, which was completed on March 31, 2018. The NOLs include approximately $13,144 of tax losses that were not absorbed by Monster Worldwide, Inc. (“Monster”) on its consolidated U.S. federal tax returns through the spin-off of the Company on April 1, 2003. U.S. federal and state NOLs through December 31, 2017 expire at various dates through 2037 with $57,316 projected to expire during 2023. U.S. federal and state NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year. U.S. federal and state capital losses of $378,663 incurred in 2018 will expire during 2023, as these losses have a five-year carryforward period.

The Company’s utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code (“IRC”), which may limit our ability to utilize all the existing NOLs before the expiration dates. Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $224,124 of the Company’s federal and state NOLs generated through September 2006 and recognized built-in losses during the five- year period after September 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $27,848 of the $224,124 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations. Accordingly, the U.S. federal and state NOLs of $302,740, as indicated above, excluded the $27,848 of tax losses expected to expire prior to utilization due to IRC Section 382 cumulative annual limitations and the deferred tax asset for loss carryforwards of $180,892 also excluded $7,596 of related tax benefits.

As of December 31, 2022, certain international subsidiaries had NOLs for local tax purposes of $11,119. With the exception of $4,713 of NOLs with an indefinite carry forward period as of December 31, 2022, these losses will expire at various dates through 2025 to 2040, with $0 scheduled to expire during 2023. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2022, $183,379 of the valuation allowance relates to the deferred tax asset was comprised of NOLs for U.S. capital losses of $98,314, U.S. federal and state NOLs of $82,578, and foreign NOLs of $2,487, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $1,973 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	2022	2021
Balance, beginning of year	$360	$669
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(309)
Expiration of applicable statutes of limitations	—	—
Balance, end of year	$360	$360
The total amount of state and local and foreign unrecognized tax benefits that, if recognized, would affect the effective tax rate was $360 as of December 31, 2022 and December 31, 2021, exclusive of interest and penalties .
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2022 and December 31, 2021, the Company had $129 and $110, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
During 2021, the Canada Tax Authority concluded its investigations into the prior year tax positions and issued its final assessment for Canadian interest and penalties of $42. The remaining ASC 740 reserve for Canada tax, interest and penalties of approximately $560 was released as a tax benefit in the third quarter of 2021.
Based on information available as of December 31, 2022, it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $408 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2022, the Company’s open tax years which remain subject to examination by the relevant tax authorities, are between 2014 and 2022, depending on the jurisdiction.

Year
The Company believes that its unrecognized tax benefits as of December 31, 2022 are appropriately recorded for all years subject to examination above.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 7 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations were as follows:

	For The Year Ended December 31,
	2022	2021
Earnings per share (“EPS”):
Basic	$2.37	$1.11
Diluted	$2.27	$1.07
EPS numerator - basic and diluted:
Net income	$7,129	$3,227
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,011	2,917
Common stock equivalents: stock options and restricted stock units	127	86
Weighted average number of common stock outstanding - diluted	3,138	3,003

The weighted average number of shares outstanding used in the computation of diluted net income per share for the years ended December 31, 2022 and 2021 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	For The Year Ended December 31,
	2022	2021
Unvested restricted stock units	17,885	5,000
Unvested restricted shares of common stock	—	—
Total	17,885	5,000

NOTE 8– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $687 on August 19, 2022 in connection with the HnB Acquisition and $2,131 on October 29, 2021 in connection with the Karani Acquisition. (See Note 4 for further information on the HnB Acquisition and the Karani Acquisition).

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
For the years ended December 31, 2022 and 2021, the changes in carrying amount of goodwill were as follows:

	Carrying Value
	2022	2021
Goodwill, January 1	$4,219	$2,088
Acquisition	687	2,131
Currency translation	(31)	—
Goodwill, December 31	$4,875	$4,219

On October 1, 2022, the Company applied ASC 350, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its Karani, Coit Staffing and HnB reporting unit was less than its carrying value. To estimate the fair value of the Karani, Coit Staffing and HnB reporting unit, the Company used both an income approach and a market approach. The income approach required management to make significant estimates and judgments regarding future cash flows that were based on a number of factors including actual operating results, forecasted revenue and expenses, discount rate assumptions, and long-term growth rate assumptions. The market approach required the use of multiples based on financial metrics for both acquisitions and peer group companies. The Company did not recognize any impairment of goodwill related to the acquisition of Karani, Coit Staffing and HnB. At the conclusion of its assessment, the Company determined the fair value of the reporting unit exceeded its carrying value. As such, the Company determined that no impairment of goodwill had taken place as of December 31, 2022.

Intangible Assets

For the years ended December 31, 2022 and 2021, the Company’s Intangible assets consisted of the following components:

2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.9	$118	$(85)	$33
Trade name	7.1	1,548	(312)	1,236
Customer lists	4.3	3,857	(1,001)	2,856
Developed technology	1.8	640	(249)	391
		$6,163	$(1,647)	$4,516

2021	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.8	$80	$(50)	$30
Trade name	8.2	1,500	(118)	1,382
Customer lists	5.3	3,800	(328)	3,472
Developed technology	2.8	640	(36)	604
		$6,020	$(532)	$5,488

Amortization expense for the years ended December 31, 2022 and 2021 was $1,115 and $452, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
intangible assets was recognized during the years ended December 31, 2022 or 2021.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2022, and for each of the next fiscal years are as follows:

2023	$1,111
2024	1,076
2025	816
2026	586
2027	505
Thereafter	422
$4,516

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2022 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2022 Ending Balance
Non-compete agreements	$30	$40	$(35)	$(2)	$33
Trade name	1,382	50	(194)	(2)	1,236
Customer lists	3,472	60	(673)	(3)	2,856
Developed technology	604	—	(213)	—	391
	$5,488	$150	$(1,115)	$(7)	$4,516

	January 1, 2021 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2021 Ending Balance
Non-compete agreements	$70	$—	$(40)	$—	$30
Trade name	380	1,100	(98)	—	1,382
Customer lists	950	2,800	(278)	—	3,472
Developed technology	—	640	(36)	—	604
	$1,400	$4,540	$(452)	$—	$5,488

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2022 and 2021, the Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Severance	$75	$—
Sales, use, payroll, and income taxes	3,231	3,526
Fees for professional services	813	958
Deferred revenue	170	533
Other accruals	2,059	1,731
Total accrued expenses and other current liabilities	$6,348	$6,748

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

For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets. The Company did not have any legal reserves as of December 31, 2022 and 2021, respectively.

Operating Leases

Our office space leases have remaining lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.

None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the years ended December 31, 2022 and 2021 were $1,177 and $756, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of December 31, 2022 was 2.8 years.

As of December 31, 2022, future minimum operating lease payments are as follows:

	2023	2024	2025	2026	2027	Total
Minimum lease payments	$340	$149	$93	$95	$8	$685

As of December 31, 2021, future minimum operating lease payments for capitalized leases due in 2022 was $363.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2022 and 2021, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $18 and $20 for the years ended December 31, 2022 and 2021, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2022.

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

As of December 31, 2022, the Company had repurchased an aggregate of 465,178 shares for a total cost of $9,428 under the July 30, 2015 authorization. In 2022, the Company repurchased 32,615 shares of common stock on the open market for $1,131 pursuant to this authorization. In the same period last year, no purchases of shares were made.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	December 31,
	2022	2021
Foreign currency translation adjustments	$(1,639)	$(85)
Accumulated other comprehensive loss	$(1,639)	$(85)

NOTE 13– SHELF REGISTRATION STATEMENT

On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of December 31, 2022, no securities had been offered or issued under the registration statement.

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

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2022
Revenue, from external customers	$51,639	$118,149	$31,129	$—	$—	$200,917
Inter-segment revenue	332	16	76	—	(424)	—
Total revenue	$51,971	$118,165	$31,205	$—	$(424)	$200,917
Adjusted net revenue, from external customers (a)	$48,990	$34,278	$15,942	$—	$—	$99,210
Inter-segment adjusted net revenue	294	(288)	11	—	(17)	—
Total adjusted net revenue	$49,284	$33,990	$15,953	$—	$(17)	$99,210
EBITDA (loss) (b)	$4,877	$7,282	$1,501	$(2,905)	$—	$10,755
Depreciation and amortization	(1,290)	(55)	(27)	(6)	—	(1,378)
Interest income, net	—	4	—	79	—	83
Intercompany interest (expense) income, net	—	(365)	—	365	—	—
Provision for income taxes	(144)	(1,961)	(157)	(69)	—	(2,331)
Net income (loss)	$3,443	$4,905	$1,317	$(2,536)	$—	$7,129
As of December 31, 2022
Accounts receivable, net	$9,015	$10,900	$6,355	$—	$—	$26,270
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,027	$963	$49	$25	$—	$10,064
Total assets	$23,775	$23,662	$9,568	$10,937	$—	$67,942

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2021
Revenue, from external customers	$28,797	$118,597	$21,813	$—	$—	$169,207
Inter-segment revenue	41	15	38	—	(94)	—
Total revenue	$28,838	$118,612	$21,851	$—	$(94)	$169,207
Adjusted net revenue, from external customers (a)	$27,087	$28,561	$12,509	$—	$—	$68,157
Inter-segment adjusted net revenue	7	(5)	(2)	—	—	—
Total adjusted net revenue	$27,094	$28,556	$12,507	$—	$—	$68,157
EBITDA (loss) (b)	$1,801	$5,452	$1,007	$(3,352)	$—	$4,908
Depreciation and amortization	(498)	(66)	(29)	(4)	—	(597)
Interest income, net	—	4	—	29	—	33
Intercompany interest (expense) income, net	—	(330)	—	330	—	—
(Provision for) benefit from income taxes	539	(1,334)	(273)	(49)	—	(1,117)
Net income (loss)	$1,842	$3,726	$705	$(3,046)	$—	$3,227
As of December 31, 2021
Accounts receivable, net	$8,765	$12,073	$4,910	$—	$—	$25,748
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,964	$68	$42	$4	$—	$10,078
Total assets	$22,214	$21,744	$9,370	$7,914	$—	$61,242

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Geographic Data Reporting
A summary of revenues for the years ended December 31, 2022 and 2021 and net assets by geographic area as of December 31, 2022 and 2021 were as follows:

Information by geographic region	Australia	United Kingdom	United States	Other	Total
For the Year Ended December 31, 2022
Revenue (a)	$106,684	$29,421	$49,168	$15,644	$200,917
For the Year Ended December 31, 2021
Revenue (a)	$109,388	$19,686	$27,299	$12,834	$169,207
As of December 31, 2022
Long-lived assets, net (b)	$74	$49	$9,070	$871	$10,064
Net assets	$8,744	$3,529	$25,204	$8,315	$45,792
As of December 31, 2021
Long-lived assets, net (b)	$29	$42	$9,968	$39	$10,078
Net assets	$7,925	$2,729	$21,510	$7,152	$39,316

(a)     Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible and goodwill, net of accumulated depreciation and amortization.

NOTE 16 – VALUATION RESERVES

The following table summarizes the activity in our valuation accounts during the fiscal years ended December 31, 2022 and 2021.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	and Other	of Period
Year Ended December 31, 2022
Allowance for Doubtful Accounts	$196	$26	$(171)	$51
Deferred tax assets-valuation allowance	$183,974	$1,695	$(317)	$185,352

Year Ended December 31, 2021
Allowance for Doubtful Accounts	$10	$147	$39	$196
Deferred tax assets-valuation allowance	$187,722	$180	$(3,928)	$183,974

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022. Such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to a material weakness as described below.

The Company identified a material weakness in the design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction involving a discretionary bonus paid by the Company on behalf of a customer. The material weakness resulted in an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $ 5.762 million for the three- and six-month periods ended June 30, 2022 and the nine-month period ended September 30, 2022. The error had no impact on the Company’s consolidated balance sheet, consolidated statement of cash flows, net income, the presentation of the non-GAAP metric EBITDA, or any other accounts for such periods.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to address the material weakness in internal control over financial reporting described above, management intends to perform, with direction from the Company’s audit committee, the following remediation activities:

•Enhance controls over the revenue recognition process, specifically on evaluating whether the Company is to be considered the principal or the agent in non-routine transactions with customers.

•Plan a comprehensive review of design and performance of internal controls over the revenue recognition process to modify existing or add new controls to address risks identified in the material weakness.

•Enhance period-end close procedures designed to identify and review material non-routine transactions and engage external advisers in a timely manner to assist us in the evaluation of any such material non-routine transactions.

Management is committed to remediating the material weakness in a timely fashion and to making continuous improvements to the Company’s internal control over financial reporting. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s rules for non-accelerated filers that permit the Company to provide only management’s assessment report for the year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information, as of April 14, 2023, regarding the Company’s executive officers:

Name	Age	Title
Jeffrey E. Eberwein	52	Chief Executive Officer
Matthew K. Diamond	47	Chief Financial Officer

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

CODE OF ETHICS

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

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2022.

	Number of shares remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by stockholders:
2009 Incentive Stock and Awards Plan	235,200	(1)
Employee Stock Purchase Plan	11,632	(2)
Total	246,832

(1)Excludes 163,576 shares of unvested restricted common stock previously granted under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.
(2)The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

The remaining information required in Item 12 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2022.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Item 14 has been omitted from this report, and is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2022.

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

(10.25)
Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated May 20, 2022 (File No. 001-38704).

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
(99.1)
Proxy Statement for the 2023 Annual Meeting of Stockholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2022; except to the extent specifically incorporated by reference, the Proxy Statement for the 2023 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	April 14, 2023

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

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2023
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	April 14, 2023
Matthew K. Diamond

/S/ MIMI DRAKE	Director	April 14, 2023
Mimi Drake

/s/ IAN V. NASH	Director	April 14, 2023
Ian V. Nash

/S/ CONNIA NELSON	Director	April 14, 2023
Connia Nelson