Form 10-K/A
period 2022-12-31
Hudson Global, Inc.
filed 2023-04-27
CIK 1210708

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding on 04/21/2023
Common Stock - $0.001 par value	2,841,932

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
    The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, and to update the Exhibit index contained in Part IV, Item 15, of the previously filed Annual Report on Form 10-K of Hudson Global, Inc. (the “Company”) for the year ended December 31, 2022 (“Fiscal 2022”), filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement filed no later than 120 days after December 31, 2022. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K.

Accordingly, the Original Form 10-K is therefore amended to (i) delete the reference to the incorporation by reference of a definitive proxy statement into Part III of the Original Form 10-K on the cover page of the Original Form 10-K, (ii) amend and restate Part III of the Original Form 10-K as set forth below, and (iii) to fix typographical errors in item 15 Exhibits and Financial Statement Schedules and Exhibit 23.1 Consent of BDO USA LLP.

As required under Section 302 of the Sarbanes-Oxley Act of 2002, new certificates of our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 1. Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Title
Jeffrey E. Eberwein	52	Chief Executive Officer and Director
Matthew K. Diamond	47	Chief Financial Officer
Ian V. Nash	67	Director
Mimi Drake	54	Director
Connia Nelson	67	Director

    Jeffrey E. Eberwein, has served as a director since May 2014. Mr. Eberwein has served as Chief Executive Officer since April 2018, with responsibility for the Company’s growth strategy, operational execution, and overall performance. Mr. Eberwein formerly ran Lone Star Value Management, an investment firm he founded in 2013. He has 25 years of Wall Street experience and valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value Management in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. Additionally, Mr. Eberwein serves as Executive Chairman of the Board at one other publicly traded company: Star Equity Holdings, Inc., a diversified holding company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018 and served as Chairman of the Board of Crossroads Systems, Inc. from June 2013 to May 2016, NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014, AMERI Holdings, Inc. from May 2015 to August 2018, ATRM Holdings, Inc. from January 2013 until September 2019 and Goldfield Corporation from 2012 to 2013. The particular experience, qualifications, attributes, or skills that led our Board of Directors to conclude that Mr. Eberwein should continue to serve as a director of our Company include his expertise in finance and experience in the investment community.

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

    Matthew K. Diamond, has served as Chief Financial Officer since January 2020 with overall responsibility for the Company’s global accounting and finance functions. Prior to serving as Chief Financial Officer, Mr. Diamond served as the Company’s Vice President of Finance since January 2019 and was appointed principal financial officer in June 2019. Prior to joining the Company, Mr. Diamond served in a variety of finance and control roles at PepsiCo, Inc. from 2001 to 2018, including director roles in Financial Reporting, Financial Analysis, and Technical Accounting and Policy. Mr. Diamond is a CPA and began his career as a Supervisory Senior Auditor with Arthur Andersen LLP. Mr. Diamond earned a BBA in Public Accounting from Pace University, where he graduated with magna cum laude honors.

    Ian V. Nash, has served as a director since October 2015. Mr. Nash has over 30 years of experience in the recruitment industry. Since 2007, Mr. Nash has provided consultancy services to several recruitment companies, including Stott and May Professional Search Ltd., Fiser Group Limited, Nigel Wright Recruitment Group and The SR Group. Mr. Nash also served as Chief Financial Officer and as a director of Robert Walters PLC, a London Stock Exchange-listed global recruitment company, from 2001 to 2007. Prior to his position with Robert Walters PLC, Mr. Nash served as Chief Financial Officer of Michael Page International PLC, a London Stock Exchange-listed global recruitment company, from 1987 to 1999. Currently, Mr. Nash serves as Chairman of a privately held recruiting firm: Acre Resources Limited, which specializes in sustainability recruitment. Mr. Nash has served as Chairman of Acre Resources Limited since 2010. Mr. Nash also has served since 2012 as a director, and until 2018 as Chairman, of Fulfil TopCo Limited, which trades as Investigo Limited, and specializes in professional services recruitment. Mr. Nash also has served since 2013 as a director of Morgan Hunt Holdings Limited, a public-sector recruitment firm, and as a director of Djanno Limited, a private limited company, since August 2020. Mr. Nash is a chartered accountant. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Nash should continue to serve as a director of our Company include his extensive recruitment industry experience and expertise in finance.

    Mimi Drake, has served as a director since February 2019. Ms. Drake brings to the Board of Directors more than 26 years of experience in the financial services industry, primarily in strategic, operating and client-focused roles. Ms. Drake serves as a Partner and Co-Market Leader at Cerity Partners, a national wealth management firm. Ms. Drake joined Permit Capital Advisors, the predecessor firm that merged with Cerity Partners, in 2011 and previously served as its President and Co-CEO. Ms. Drake’s career includes executive management roles in asset management companies, where she helped to bring the firms’ strategies to market and scale them successfully. In addition to her career in financial services, Ms. Drake has also spent almost twenty years working to improve diversity and inclusion in financial services. She has served as a Founding Board Member and Chair of the Board of 100 Women in Finance, one of the largest female financial services associations in the world, with more than 25,000 members in 32 global locations. This organization includes decision makers at many of the major global financial services firms, endowments, foundations, pension funds and private equity firms. Ms. Drake is also a guest lecturer at Wharton’s Advanced Management Social Entrepreneurship program. In addition, she serves on the boards of Thomas Jefferson University and Jefferson Health System, and Verus, LLC, a privately held company in Princeton, New Jersey. Ms. Drake joined the Board of Directors of Evolution AB in 2021 and serves as a member of its Audit Committee. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Drake should continue to serve as a director of our Company include her expertise in investment and financial services and extensive contacts throughout multiple industries, as well as her passion for improving workplace diversity and inclusion.

    Connia Nelson, has served as a director since February 2019. Ms. Nelson is the Chief Human Resources Officer for LifeWay Christian Resources, a position that she has held since September 2018, where she is responsible for human capital management including talent acquisition, employee experience, performance excellence, compensation, value-based culture, diversity, and employee engagement. Ms. Nelson previously served as Vice President – Human Resources of Lifeway Christian Resources from September 2016 until September 2018. Prior to that, Ms. Nelson was Senior Vice President – Human Resources at Verizon Communications. Ms. Nelson worked for Verizon Communications from May 2000 until June 2016, creating talent management strategies to acquire and retain top talent globally, improve succession, increase the employer brand, enhance diversity, deliver total rewards, accelerate employee engagement, manage employee relations and lead the Office of Business Ethics. Ms. Nelson has served as a member of the Board of Trustees for Post University of Waterbury, CT since 2004, where she currently serves on the academic committee and previously served as co-chair of the marketing committee. Ms. Nelson is a board member for Boulo Solutions, an organization providing flexible work solutions. She is a founding board member of Seed A Better Life, LLC, where she served from 2010 to 2021. Ms. Nelson also serves on the Musician Treatment Foundation board and The Refuge Center for Counseling board. Ms. Nelson holds a bachelor’s degree from Indiana State University and a master’s degree in organization management from Dallas Baptist University. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Nelson should continue to serve as a director of our Company include her extensive recruitment industry experience and human capital management experience.

Family Relationships
    There are no family relationships among our executive officers and directors.
Corporate Codes and Policies

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

Insider Trading Policy

    Our Board of Directors has adopted an insider trading policy that applies to all of its officers, directors and employees. Officers, directors and employees are prohibited from engaging in any of the following types of transactions with respect to the Company’s securities: (i) short sales, including short sales “against the box”, (ii) purchases or sales of puts, calls, or other derivative securities or (iii) purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or other similar transactions that directly hedge or offset, or are designed to directly hedge or offset, any decrease in the market value of Company securities.

Independent Committees

Of the four directors currently serving on our Board of Directors, the Board of Directors has determined that Mr. Nash and Mses. Drake and Nelson are independent directors under the independence standards of the Nasdaq Global Select Market.

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

The Board of Directors has adopted, and may amend from time to time, a written charter for each of the Audit Committee, Compensation Committee, Nominating and Governance Committee, and Strategic Planning Committee. We maintain a website at www.hudsonrpo.com and make available on that website, free of charge, copies of each of the charters for the Audit, Compensation, Nominating and Governance and Strategic Planning Committees.

Audit Committee
    The Audit Committee presently consists of Ian V. Nash (Chair), Mimi K. Drake, and Connia M. Nelson, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and SEC rules. Our Board of Directors has determined that each of Mr. Nash and Ms. Drake qualify as an “audit committee financial expert,” as defined by the SEC.
The Audit Committee’s primary duties and responsibilities are to assist our Board of Directors in monitoring:

•the integrity of our financial statements;

•the independent registered public accounting firm’s qualifications and independence;

•the performance of our internal audit function and of the independent registered public accounting firm;

• the Company’s data privacy and cybersecurity risk exposure; and

•our compliance with legal and regulatory requirements.

Compensation Committee
    The Compensation Committee presently consists of Connia M. Nelson (Chair), Ian V. Nash, and Mimi K. Drake, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and SEC rules. Our Compensation Committee members also qualified as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to years prior to 2019. None of the members of our Compensation Committee at any time in the past fiscal year has been one of our officers or employees or an officer or employee of one of our subsidiaries at any time during the fiscal year ended December 31, 2022. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. The Compensation Committee’s primary responsibility is to assure that the non-employee members of our Board of Directors, the executive officers (including the Chief Executive Officer) and key management are compensated effectively and in a manner consistent with our stated compensation strategy, internal equity considerations, competitive practices, and the requirements of the appropriate regulatory bodies. The Compensation Committee has overall responsibility for approving and evaluating the compensation of executive officers (including the Chief Executive Officer), key management and outside directors, and administers our long-term incentive programs, including our equity compensation plan.

    The Compensation Committee has retained the services of an independent, external compensation consultant, Pay Governance LLC. Pay Governance LLC has served as the independent compensation consultant to the Compensation Committee since 2010. The mandate of the consultant is to work for the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design issues, market trends, and technical considerations. The consultant does not determine or recommend amounts or forms of compensation. The historical and ongoing nature and scope of services rendered by the independent compensation consultant on the Compensation Committee’s behalf is described below:

•competitive market pay analyses, Board of Director pay studies, dilution analyses and market trends;
•ongoing support with regard to the latest relevant regulatory, technical and/or accounting considerations affecting executive compensation and benefit programs;
•guidance on overall compensation program structure and executive employment agreement terms; and
•preparation for and attendance at selected management, Board committee, or Board of Director meetings.

The Compensation Committee has the final authority to hire and terminate Pay Governance LLC or any other compensation adviser. The Compensation Committee also evaluates Pay Governance LLC periodically. In addition, the Compensation Committee has the responsibility to consider the independence of Pay Governance LLC or any other compensation adviser before engaging the adviser. During 2022, the Compensation Committee reviewed the independence of Pay Governance LLC and the individual representatives of Pay Governance LLC who served as the Compensation Committee’s consultants pursuant to the requirements of Nasdaq and the SEC and the specific independence factors that the requirements cite and concluded, based on such review, that Pay Governance LLC’s work for the Compensation Committee does not raise any conflict of interest. In 2022, Pay Governance LLC did not provide any services to the Compensation Committee other than the executive and director compensation-related consulting services as described previously. Other than as described previously, management did not obtain any additional services from Pay Governance LLC in 2022.

Nominating and Governance Committee
    The Nominating and Governance Committee presently consists of Mimi K. Drake (Chair), Connia M. Nelson, and Ian V. Nash, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market.
    The Nominating and Governance Committee provides assistance to our Board of Directors by:

•identifying individuals qualified to become directors and recommending to the Board of Directors candidates for all directorships to be filled by the Board of Directors or by our stockholders;
•identifying directors qualified to serve on the committees established by the Board of Directors and recommending to the Board of Directors members for each committee to be filled by the Board of Directors;
•identifying directors qualified to serve as Chair of the Board of Directors and recommending to the Board of Directors nominees for Chair of the Board of Directors; and
•developing and recommending to the Board of Directors a set of corporate governance principles, including matters of:

◦Board of Directors organization, membership and function;
◦Board of Directors committee structure and membership;
◦succession planning for our Chief Executive Officer; and
◦taking a leadership role in shaping our corporate governance.

    In identifying and evaluating nominees for director, the Nominating and Governance Committee seeks to ensure that our Board of Directors possesses, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill its duties and to achieve its objectives. The Nominating and Governance Committee also seeks to ensure that the Board of Directors is comprised of directors who have broad and diverse backgrounds, possessing knowledge in areas that are important to us, including at least one director who has the requisite experience and expertise to be designated as an “audit committee financial expert.” The Nominating and Governance Committee looks at each nominee on a case-by-case basis regardless of who recommended the nominee.

In looking at the qualifications of each candidate to determine if the election of such candidate would further the goals described above, the Nominating and Governance Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint, and industry knowledge. While we do not have a formal policy with regard to the consideration of diversity in identifying nominees, the Nominating and Governance Committee believes that candidates should be selected so that the Board of Directors is a diverse body, with diversity reflecting, among other things, age, gender, race, and professional experience. The current Board of Directors is 50% diverse (by race, gender, and ethnic diversity combined), with two female directors and one racially diverse director. At a minimum, each Company nominee presented and approved by the Nominating and Governance Committee must have displayed the highest personal and professional ethics, integrity and values, and sound business judgment. In addition, the Nominating and Governance Committee believes a director should possess the following minimum qualifications to be recommended by the Nominating and Governance Committee to the Board of Directors:

•A director must be highly accomplished in his or her respective field, with superior credentials and recognition and broad experience at the administrative and/or policy-making level in business, government, education, technology, or public interest;
•A director must have expertise and experience relevant to our business and be able to offer advice and guidance to the Chief Executive Officer based on that expertise and experience;
•A director must be independent of any particular constituency, be able to represent all of our stockholders and be committed to enhancing long-term stockholder value; and
•A director must have sufficient time available to devote to activities of the Board of Directors and to enhance his or her knowledge of our business.

    The Nominating and Governance Committee has the authority to retain a search firm to assist it in identifying nominees, and, if a search firm is retained, the Nominating and Governance Committee provides the search firm with the criteria for the nominees as described above.

The Nominating and Governance Committee believes that the current composition of our Board of Directors provides a complementary mix of skills, experience, and backgrounds that are important in governing the Company. The Nominating and Governance Committee will continue to evaluate the Board of Directors’ composition on a periodic basis to ensure it reflects the appropriate mix of the foregoing and other factors.

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

Strategic Planning Committee
    The Strategic Planning Committee presently consists of Ian V. Nash (Chair), Mimi K. Drake, and Connia M. Nelson.
    The Strategic Planning Committee provides assistance to our Board of Directors by:

•assisting our Board of Directors in assessing whether our management has the resources necessary to implement our Company’s strategy;
•assessing external developments and factors, including changes in the economy, competition and technology, on our Company’s strategy and execution of its strategy; and
•advising on strategic development activities, including those not in the ordinary course of business, under consideration from time to time by our Company.

Delinquent Section 16(a) Reports

    Section 16(a) of the Exchange Act requires our directors, executive officers, and any person beneficially owning more than 10% of our common stock to file reports concerning their ownership of our equity securities with the SEC. Based solely on a review of the forms filed electronically with the SEC during Fiscal 2022 and on written representations that no Form 5 was required to be filed, we believe that, during Fiscal 2022, all of our directors, executive officers, and persons who beneficially owned more than 10% of our common stock timely complied with the Section 16(a) filing requirements, except for one inadvertent late filing of a Form 4 by Mr. Diamond.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2022 and 2021
    The following table sets forth certain information concerning the compensation earned for 2022 and 2021 by (i) our Chief Executive Officer, and (ii) our Chief Financial Officer. Because only two individuals served as our executive officers of the Company at any time during the year ended December 31, 2022, we have only two named executive officers. The persons named in the table are also referred to in this Form 10-K/A as the “named executive officers.”

Name and Principal Position	Year	Salary	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (6)	Total
Jeffrey Eberwein, Chief Executive Officer (1)	2022	$400,000	$367,380	$—	$78,164	$—	$845,544
	2021	$400,000	$704,995	$—	$150,000	$—	$1,254,995
Matthew Diamond, Chief Financial Officer (2)	2022	$243,750	$117,240	$—	$66,684	$ 9,150 (7)	$436,824
	2021	$225,000	$200,520	$—	$118,125	$ 8,432 (7)	$552,077

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

(3)    Represents amounts earned in the years shown, which may be paid subsequent to each respective year end.

(4) The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures) for all awards of restricted stock units granted for the relevant fiscal year.

(5)    The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures) for all awards of stock options granted during the relevant fiscal year.

(6)    Certain personal benefits we provided to the named executive officers are not included in the table because the aggregate amount of such personal benefits for each named executive officer was less than $10,000.

(7)    Consists only of our matching contributions under our 401(k) Savings Plan of $9,150 and $8,432 for Mr. Diamond in 2022 and 2021, respectively.

Disclosure Regarding Summary Compensation Table

Executive Employment Agreements
    We have an Executive Employment Agreement with our Chief Executive Officer, Jeffrey E. Eberwein. This agreement was designed to provide reasonable financial security (in general, not exceeding one year’s salary and target bonus) to our executive officer in the event of certain kinds of separation from our Company, while providing our Company with appropriate releases from potential claims and commitments not to solicit our clients or employees during a set period.

The Executive Employment Agreement entitles Mr. Eberwein to:

•an annual base salary in the amount of at least $400,000 for Mr. Eberwein;

•eligibility to receive an annual cash bonus as provided in our Senior Management Bonus Plan (equal to 25% of base salary for Mr. Eberwein);

•eligibility to receive a grant of equity of our Company under our Senior Management Bonus Plan (117.5% of base salary for Mr. Eberwein);

•four weeks of vacation per year;

•severance and health and dental benefits upon termination or non-renewal of employment;

•severance and health and dental benefits upon a termination of employment after a change in control of our Company; and

•other benefits of employment comparable to other senior management of our Company.

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

Employment Offer Letter with Matthew Diamond

    In connection with Mr. Diamond’s employment, the Company entered into an offer letter with Mr. Diamond on December 18, 2018, which provides that Mr. Diamond is entitled to receive an annualized base salary of $200,000, payable in regular installments in accordance with the Company’s general payroll practices. This amount was increased to $225,000 effective January 1, 2020, in connection with Mr. Diamond’s appointment as Chief Financial Officer and was subsequently increased to $250,000 effective April 1, 2022. Mr. Diamond is also eligible for a Corporate non-guaranteed potential target incentive of 35% of his annualized base salary and a grant of equity as determined by the Compensation Committee. Mr. Diamond’s employment can be terminated at will. Mr. Diamond is also entitled to vacation and other employee benefits in accordance with the Company’s policies.

2022 Incentive Compensation Program

    Our Compensation Committee annually sets bonus performance targets to help drive growth in our financial performance year-over-year. On March 7, 2022, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an incentive compensation plan (the “2022 CEO/CFO Incentive Compensation Plan”) for the Company’s Chief Executive Officer, Jeffrey E. Eberwein, and Chief Financial Officer, Matthew K. Diamond, for the year ending December 31, 2022. The 2022 CEO/CFO Incentive Compensation Plan is designed to award such officers for achieving certain corporate objectives and provides for both equity and cash incentive opportunities. Pursuant to the 2022 CEO/CFO Incentive Compensation Plan, the Committee set the target cash opportunity at $100,000 and $87,500, respectively, and the target restricted stock unit opportunity at $470,000 and $150,000, respectively. Payouts under the 2022 CEO/CFO Incentive Compensation Plan were based upon whether the Company in 2022 achieves EBITDA exceeding certain specified amounts. The Committee also approved the 2022 Incentive Compensation Plan for other executives of the Company, which is designed to award such executives for achieving certain group and division objectives and provides for both equity and cash incentive opportunities. As a result of our adjusted EBITDA performance relative to the 2022 bonus targets, Mr. Eberwein and Mr. Diamond received bonuses of $78,164 and $66,684, respectively, and Mr. Eberwein and Mr. Diamond received 12,246 and 3,908 restricted stock units, respectively.

The Compensation Committee also approved an increase of the annual base salary for Mr. Diamond from $225,000 to $250,000, effective April 1, 2022.

Restricted Stock Units

    The grants of restricted stock units made to our named executive officers vest based on performance conditions and service time conditions, as described below in Footnote 1 under “Outstanding Equity Awards at December 31, 2022.” See “Potential Payments Upon Termination or Change in Control—Restricted Stock Agreements” for a description of the terms of the restricted stock units triggered upon a termination of the employment of a named executive officer or a change in control of our Company.

Stock Ownership Guidelines

    The Board of Directors has established a Stock Ownership Policy for senior management, including our named executive officers, and it is intended to further align the interests of management and stockholders. Under the Stock Ownership Policy, executives, other than the Chief Executive Officer, are required to own shares of our common stock with a value equal to at least one time their respective base salaries. The Chief Executive Officer must own shares of our common stock with a value equal to at least two times his annual base salary. An executive must satisfy the ownership requirements within five years of the date of the executive’s appointment to a position covered by the Stock Ownership Policy. Stock ownership can consist of shares owned directly by the executive, vested restricted shares, deferred shares, shares in the executive’s 401(k) account, and shares owned through the Employee Stock Purchase Plan. Vested and unvested stock options, unvested restricted stock units, and unvested restricted shares will not apply to the ownership level. The value of our common stock held by executives is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of an executive’s shares reaches the required market value, the executive will be deemed to have met the stock ownership requirements and must retain only the number of shares that were required to meet the stock ownership requirements as of the date the executive first met the requirements. As of December 31, 2022, the last measurement date for compliance with the Stock Ownership Policy, the named executive officers continuing in office had not met their respective stock ownership requirements, but were on track to do so within the five-year prescribed period. No named executive officer who had not met their stock ownership requirement sold shares or exercised options during 2022.

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

Perquisites

We provide no perquisites to our named executive officers as a group, and in 2022, we did not provide perquisites in an aggregate amount greater than $10,000 to any individual named executive officer.

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

Outstanding Equity Awards at December 31, 2022
    The following table sets forth information on outstanding restricted stock unit awards held by the named executive officers at December 31, 2022, including the restricted stock units that have not vested based on the closing market price for our common stock on December 30, 2022, the last business day of our fiscal year, of $22.63. No stock options or restricted stock were held by the named executive officers at December 31, 2022.

	Stock Awards
Name	Grant Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
Jeffrey Eberwein (4)	01/27/2021	7,688	(1)	$173,979
	03/18/2021	14,092	(2)	$318,902
	03/07/2022	12,246	(3)	$277,127
		34,026		$770,008

Matthew K. Diamond	01/27/2021	2,863	(1)	$64,790
	03/18/2021	8,040	(2)	$181,945
	03/07/2022	3,908	(3)	$88,438
		14,811		$335,173

(1)    The shares of restricted stock units granted on January 27, 2021 had the following vesting criteria:

75.0% of the Restricted Stock Units (the “Group EBITDA Restricted Stock Units”) shall vest upon the determination by the Committee that the Company achieved for the year ending December 31, 2020 (the “Performance Period”) a “target” Group EBITDA (as defined below) of $4.563 million; provided that 30.0% to 99.9% of the Group EBITDA Restricted Stock Units will vest if the Group EBITDA is equal to or greater than $3.651 million and less than $4.563 million (such vesting percentage determined pro rata for Group EBITDA achievement within such range), and a number of Units equal to 100.1% to 140.0% of the Group EBITDA Restricted Stock Units will vest (in the case of a number of Units up to 100.0% of the Group EBITDA Restricted Stock Units) or be granted (in the case of Units in excess of 100.0% of the Group EBITDA Restricted Stock Units) if the Group EBITDA is greater than $4.563 million and equal to or less than $5.932 million (such vesting percentage determined pro rata for Group EBITDA achievement within such range, and in the event the Group EBITDA is greater than $5.932 million, the number of Group EBITDA Restricted Stock Units to be granted shall be as if the Group EBITDA was $5.932 million), subject in each case to satisfaction of the service vesting conditions; and provided further that any such newly granted Units in excess of 100.0% of the Group EBITDA Restricted Stock Units shall be deemed Restricted Stock Units subject to all of the terms and conditions of this Agreement; and

25.0% of the Restricted Stock Units (the “Corporate Costs Restricted Stock Units”) shall vest upon the determination by the Committee that the Company achieved for the Performance Period a “target” Corporate Costs (as defined below) of $3.946 million; provided that 60% to 99.9% of the Corporate Costs Restricted Stock Units will vest if the Corporate Costs is equal to or less than $4.341 million and greater than $3.946 million (such vesting percentage determined pro rata for Corporate Costs achievement within such range), and a number of Units equal to 100.1% to 160.0% of the Corporate Costs Restricted Stock Units will vest (in the case of a number of Units up to 100.0% of the Corporate Costs Restricted Stock Units) or be granted (in the case of Units in excess of 100.0% of the Corporate Costs Restricted Stock Units) if the Corporate Costs is less than $3.946 million and equal to or greater than $2.762 million (such vesting percentage determined pro rata for Corporate Costs achievement within such range, and in the event the Corporate Costs is less than $2.762 million, the number of Corporate Costs Restricted Stock Units to be granted shall be as if the Corporate Costs was $2.762 million), subject in each case to satisfaction of the service vesting conditions; and provided further that any such newly granted Units in excess of 100.0% of the Corporate Costs Restricted Stock Units shall be deemed Restricted Stock Units subject to all of the terms and conditions of this Agreement.

(2)    The shares of restricted stock units granted on March 18, 2021 had the following vesting criteria:

100% of the Restricted Stock Units (the “Restricted Stock Units”) shall vest upon the determination by the Committee that the Company achieved for the year ending December 31, 2021 (the “Performance Period”) a “target” EBITDA (as defined below) of $4.813 million; provided that 50.0% to 99.9% of the EBITDA Restricted Stock Units will vest if the EBITDA is equal to or greater than $3.850 million and less than $4.813 million (such vesting percentage determined pro rata for EBITDA achievement within such range in accordance with Appendix 1), and a number of Units equal to 100.1% to 150% of the EBITDA Restricted Stock Units will vest (in the case of a number of Units up to 100.0% of the EBITDA Restricted Stock Units) or be granted (in the case of Units in excess of 100.0% of the EBITDA Restricted Stock Units) if the EBITDA is greater than $4.813 million and equal to or less than $6.257 million (such vesting percentage determined pro rata for EBITDA achievement within such range in accordance with Appendix 1, and in the event the EBITDA is greater than $6.257 million, the number of EBITDA Restricted Stock Units to be granted shall be as if the EBITDA was $6.257 million), subject in each case to satisfaction of the service vesting conditions; and provided further that any such newly granted Units in excess of 100.0% of the EBITDA Restricted Stock Units shall be deemed Restricted Stock Units subject to all of the terms and conditions of this Agreement.

(3)    The shares of restricted stock units granted on March 7, 2022 had the following vesting criteria:

100% of the Restricted Stock Units (the “Restricted Stock Units”) shall vest upon the determination by the Committee that the Company achieved for the year ending December 31, 2022 (the “Performance Period”) a “target” EBITDA (as defined below) of $19.869 million; provided that 50.0% to 99.9% of the EBITDA Restricted Stock Units will vest if the EBITDA is equal to or greater than $15.895 million and less than $19.869 million (such vesting percentage determined pro rata for EBITDA achievement within such range in accordance with Appendix 1), and a number of Units equal to 100.1% to 150% of the EBITDA Restricted Stock Units will vest (in the case of a number of Units up to 100.0% of the EBITDA Restricted Stock Units) or be granted (in the case of Units in excess of 100.0% of the EBITDA Restricted Stock Units) if the EBITDA is greater than $19.869 million and equal to or less than $25.830 million (such vesting percentage determined pro rata for EBITDA achievement within such range in accordance with Appendix 1, and in the event the EBITDA is greater than $25.830 million, the number of EBITDA Restricted Stock Units to be granted shall be as if the EBITDA was $25.830 million), subject in each case to satisfaction of the service vesting conditions; and provided further that any such newly granted Units in excess of 100.0% of the EBITDA Restricted Stock Units shall be deemed Restricted Stock Units subject to all of the terms and conditions of this Agreement.

(4)    The shares of restricted stock units granted to Mr. Eberwein on January 27, 2021, March 18, 2021 and March 7, 2022 will not be issued until up to 90 days after Mr. Eberwein ceases service to the Company.

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

The estimated amount of compensation payable to Mr. Eberwein in the event of a termination of employment or a change in control of our Company is listed in the table below, assuming that the termination and/or change in control of our Company occurred at December 31, 2022, the last business day of our fiscal year, and that our common stock is valued at $22.63, the closing market price for our common stock on December 30, 2022. Descriptions of the circumstances that would trigger payments or the provision of other benefits to these named executive officers, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements and plans, and other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Payments and Benefits to Jeffrey Eberwein (1)
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$—	$—	$—	$—	$500,000
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$770,008	$770,008	$—	$—	$770,008
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$770,008	$770,008	$—	$—	$1,270,008

(1)    The amounts set forth in the table above for Mr. Eberwein, the only named executive officer who has an Executive Employment Agreement, assume that: (i) for purposes of determining whether any excise tax is triggered, we would be able to overcome any presumption that restricted stock unit grants in 2018 were made in contemplation of a change in control pursuant to regulations issued under the Internal Revenue Code; and (ii) legal and accounting advisor fees are the maximum possible under the Executive Employment Agreements.

Payments and Benefits to Matthew K. Diamond
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$—	$—	$—	$—	$—
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$—	$335,173	$—	$—	$335,173
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$—	$335,173	$—	$—	$335,173

Executive Employment Agreements

    Our Executive Employment Agreement with Mr. Eberwein includes provisions pursuant to which Mr. Eberwein is entitled to the following severance and other payments upon his termination.

If Mr. Eberwein dies during the term of the Executive Employment Agreement, if we terminate Mr. Eberwein’s employment as a result of a disability or for cause, or if he voluntarily terminates employment with us, then we will have no further obligation to Mr. Eberwein or his estate, except to pay base salary earned through the date of death or termination. “Disability” is defined in Mr. Eberwein’s employment agreement to mean the inability to perform his essential job duties and responsibilities due to mental or physical disability for a total of twelve weeks, whether consecutive or not, during any rolling twelve-month period.

    If we terminate Mr. Eberwein’s employment without cause or do not renew his employment agreement then, subject to his executing our then-current form of general release agreement, Mr. Eberwein will be entitled to receive (i) base salary earned through the date of termination, (ii) a severance payment equal to his then-current base salary for a period of up to twelve months following such termination made in equal installments on our regular pay dates, and (iii) our portion of the premiums for providing continued health and dental insurance benefits to Mr. Eberwein for up to twelve months after termination (with only Mr. Eberwein’s portion of such premiums being deducted from his severance payment). The severance payment, plus accrued interest, would not be paid to Mr. Eberwein until six months after his termination, unless the severance payment is less than a certain amount, as prescribed by statute. “Cause” is defined in Mr. Eberwein’s employment agreement to mean: (i) the willful failure of Mr. Eberwein to perform his duties and obligations in any material respect, which failure is not cured within 30 days after receipt of written notice of such failure; (ii) intentional acts of dishonesty or willful misconduct by Mr. Eberwein with respect to the Company; (iii) conviction of a felony or violation of any law involving dishonesty, disloyalty or fraud, or a pleading of guilty or nolo contendere to such charge; (iv) repeated refusal to perform the reasonable and legal instructions of our Board of Directors; (v) any material breach of the agreement or the Confidentiality, Non-Solicitation and Work Product Assignment Agreement that Mr. Eberwein entered into with the Company; (vi) failure to confirm compliance with our Code of Business Conduct and Ethics after ten days’ written notice requesting confirmation; or (vii) any violation of the terms, including any non-competition, non-disclosure, non-solicitation or confidentiality provisions, of any written or oral agreement, arrangement or understanding to which Mr. Eberwein is a party or by which he is bound, other than his agreements with the Company.

    After a change in control of our Company, if Mr. Eberwein’s employment is terminated by us other than by reason of death, disability or for cause or by Mr. Eberwein for good reason, then he would be entitled to a lump-sum severance payment equal to his annual base salary immediately prior to termination, and his target annual bonus under our Senior Management Bonus Plan for the year in which the termination occurs, plus health and dental insurance benefits for a period of up to twelve months after termination. The Executive Employment Agreement provides that, upon a termination of employment after a change in control of our Company, if any portion of Mr. Eberwein’s termination payment would constitute an “excess parachute payment,” then the termination payment made to him would either be delivered in full or delivered in the greatest amount such that no portion of the termination payment would be subject to the excise tax, whichever results in the receipt by Mr. Eberwin of the greatest benefit on an after-tax basis. The Executive Employment Agreement does not provide for an excise tax gross-up payment. A “change in control” is defined in Mr. Eberwein’s employment agreement to mean: (i) the consummation of a consolidation, merger, share exchange or reorganization involving the Company, except for certain transactions that do not result in another person acquiring control of the Company; (ii) our stockholders approving a plan of complete liquidation or dissolution of us or an agreement for the sale of substantially all of our assets, other than sale of substantially all of our assets to an entity at least 75% of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership immediately prior to such sale; (iii) any person, with certain exceptions, is or becomes the beneficial owner of our securities representing more than 20% of our outstanding shares of common stock or combined voting power of our outstanding voting securities; or (iv) individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of agreement or whose appointment or election was previously so approved or recommended cease to constitute a majority of our directors.

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

For awards of restricted stock granted before November 6, 2015, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. For awards of restricted stock granted beginning on November 6, 2015, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. “Change in control” in the Restricted Stock Agreements has the same meaning as discussed under “Executive Employment Agreements.”

    As a condition to the grant of the restricted stock, the Restricted Stock Agreements provide that the executive officer will agree to keep our confidential information confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination.

No restricted stock was held by our named executive officers at December 31, 2022.

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
The restricted stock units set forth in the tables above include the value attributable to unvested restricted stock units held by our named executive officers, valued at the closing market price of our common stock on December 30, 2022, the last business day of our 2022 fiscal year.

As a condition to the grant of the restricted stock units, the Restricted Stock Units Agreements provide that the executive officer will agree to keep our confidential information confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination.

Stock Option Agreements

    No stock options were granted to employees in 2022 and no stock options were held by our named executive officers at December 31, 2022.

Compensation of Non-Employee Directors for Fiscal 2022

    The following table sets forth information regarding the compensation received by each of our directors during 2022, other than Mr. Eberwein who did not receive any compensation for serving as a director and whose compensation as an executive officer is set forth above under “Executive Compensation – Summary Compensation Table”.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Mimi Drake	$—	$126,548	$—	$126,548
Ian V. Nash	$75,000	$120,099	$—	$195,099
Connia M. Nelson	$—	$106,572	$—	$106,572

(1)    The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for all awards of share units granted during the fiscal year under our Director Deferred Share Plan. Assumptions used in the calculation of these amounts are included in Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(2)    There were no outstanding stock options for any of our directors as of December 31, 2022.

Retainer and Meeting Fees

    Each non-employee director is entitled to receive an annual retainer of $25,000 paid in quarterly installments. The Chairs of the Audit Committee, Compensation Committee, Nominating and Governance Committee, and Strategic Planning Committee receive an additional annual retainer of $25,000, $10,000, $5,000, and $75,000, respectively, paid in quarterly installments, for serving as chair of such committee. Each director serving as a member on the Audit Committee, Compensation Committee, and Nominating and Governance Committee receives an annual retainer of $4,000, $2,500, and $2,500, respectively, paid in quarterly installments, for service on such committee. The Board Chair receives an annual fee of $25,000, paid in quarterly installments, for serving as the Chair of our Board of Directors. The annual retainer and the retainer for serving as a Chair of a Board committee, except for the Chair of the Strategic Planning Committee, are paid in “share units” each pursuant to the “Director Deferred Share Plan” as described below. The retainer for serving as the Chair of the Strategic Planning Committee is paid in cash in quarterly installments. Also, each non-employee director is entitled to receive $65,000 annually paid in share units as described below under “Director Deferred Share Plan.” Additionally, directors are reimbursed for out-of-pocket expenses associated with attending meetings of the Board of Directors and Board committees.

Director Deferred Share Plan

    Each quarter, effective seven calendar days following the release of our earnings, the retirement account of each non-employee director is credited under our Director Deferred Share Plan with the applicable number of share units for the quarterly portion of the annual retainer and the quarterly portion of the retainer for serving as a member or Chair of a Board committee. Also, on the date of our annual meeting of stockholders, the retirement account of each non-employee director is credited under the Director Deferred Share Plan with $65,000 of share units. All share units fully vest on the date of grant. All share units are equivalent to one share of our common stock and are payable only in common stock issued under our 2009 Incentive Stock and Awards Plan up to 90 days after a director ceases service as a Board of Directors member.

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

No directors held any outstanding stock options as of December 31, 2022.

Stock Ownership Policy

    The Board of Directors considers ownership of our common stock to be an important factor in aligning the interest of our directors with those of our stockholders. Our Board of Directors has established a Stock Ownership Policy for non-employee directors. The Stock Ownership Policy became effective January 1, 2012. Under the Stock Ownership Policy, non-employee directors are required to own shares of our common stock with a market value equal to at least three times the director’s then-current annual cash retainer. A director must satisfy the ownership requirements within five years from the date of the director’s appointment to the Board of Directors. Stock ownership can consist of shares owned directly by the director and deferred shares, but vested and unvested stock options and unvested restricted shares are not included. The value of our common stock held by directors is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of a director’s shares reaches the required market value, the director is deemed to have met the stock ownership requirements and must retain only the number of shares that were required to meet the stock ownership requirements as of the date the director first met the requirements. On May 6, 2019, the Compensation Committee determined that directors would receive their annual retainers paid in share units pursuant to the Director Deferred Share Plan rather than in cash.

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
(2)The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21, 2022 by: (i) each director and nominee for director; (ii) each of the named executive officers named in the Summary Compensation Table set forth above; and (iii) all of the directors, nominees and executive officers as a group. Each of the holders listed below has sole voting and investment power over the shares beneficially owned by such holder. None of the holders listed below have pledged any of their shares as security.

	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Name of Beneficial Owner
Mathew K. Diamond (1)	7,331	*
Mimi Drake (2)	—	*
Jeffrey E. Eberwein (2)(3)	274,378	9.7%
Ian V. Nash (2)	—	*
Connia Nelson (2)	—	*
All directors, nominees and executive officers as a group (5 persons) (1)(2)(3)	281,709	9.9%

* Denotes less than 1%.

(1)    Excludes 8,151 unvested restricted stock units under our 2009 Incentive Stock and Awards Plan, as amended and restated, which are payable in shares of common stock.

(2)    Excludes the following share units under our Director Deferred Share Plan, which are payable only in shares of common stock to directors up to 90 days after ceasing service as a Board of Directors member, and therefore are not considered to be beneficially owned: Mimi K. Drake, 26,317; Jeffrey E. Eberwein, 27,156; Ian V. Nash, 61,835; Connia M. Nelson, 26,313; and all directors and executive officers as a group, 141,621 shares.

(3)    Excludes 118,464 share units under our 2009 Incentive Stock and Awards Plan, as amended and restated, which are unvested and/or payable in shares of common stock up to 90 days following Mr. Eberwein ceasing to provide service to the Company, and therefore are not considered to be beneficially owned.

Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by other persons known to us to own more than 5% of our outstanding common stock as of April 21, 2023.

Amount and Nature of Beneficial Ownership(1)
	Voting Power		Investment Power
Name and Address of Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Percent of Class
Hotchkis and Wiley Capital (1) Management, LLC 601 South Figueroa St., 39th Floor Los Angeles, CA 90017	269,786	—	338,766	—	338,766	11.9%
Heartland Advisors, Inc. (2) 789 North Water St., Suite 1200 Milwaukee, WI 53202	—	287,626	—	301,466	301,466	10.6%

(1)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on February 14, 2023.

(2)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on February 2, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
    Review, Approval or Ratification of Transactions with Related Persons
    Our Board of Directors has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

•a “related person” means any of our directors, executive officers or nominees for director or any of their immediate family members; and
•a “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

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
Independence of Members of the Board
    Of the four directors currently serving on our Board of Directors, the Board of Directors has determined that Messrs. Nash and Mses. Drake and Nelson are independent directors under the independence standards of the Nasdaq Global Select Market. The Board of Directors has determined that all of the Compensation Committee and Audit Committee members are independent directors under the independence standards of the Nasdaq Global Select Market and SEC rules, and all of the Nominating and Governance Committee members are independent directors under the independence standards of the Nasdaq Global Select Market.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees
    The following table presents fees billed for professional audit services rendered by BDO for the audit of our annual financial statements for the fiscal year ended December 31, 2022 and December 31, 2021, and fees billed for other services rendered by BDO in those periods.

	2022	2021
Audit fees (1)	$874,915	$658,185
Audit-related fees (2)	33,500	30,055
Tax fees (3)	13,297	11,000
All other fees (4)	—	—
Total fees	$921,712	$699,240

(1)    Audit fees consist of the aggregate fees billed for professional services rendered by BDO in 2021, for the audit and review of financial statements and services provided in connection with statutory and regulatory filings (domestic and international), and the aggregate fees billed or estimated to be billed for professional services rendered by BDO in 2022, for the audit and review of financial statements and services provided in connection with statutory and regulatory filings (domestic and international).
(2)    Audit-related fees consist of audit services of our employee benefit plan filed on Form 11-K.

(3)    Tax fees consist of professional services rendered by BDO relating to tax studies.
(4)     All Other Fees consist of fees for services other than the services reported above.

    The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of BDO, and all such services were approved by the Audit Committee.

Pre-Approval Policies and Procedures
    The Audit Committee has established a policy regarding pre-approval of the audit and non-audit services performed by the independent registered public accounting firm. The Audit Committee will not approve any service that will impair the independence of the independent registered public accounting firm. The pre-approval policy requires each audit service and each non-audit service in excess of $50,000 performed by the independent registered public accounting firm to receive the specific prior approval of the entire Audit Committee. The Chair of the Audit Committee has authority to approve any non-audit service equal to or less than $50,000, and any subsequent fee adjustments which, in the aggregate for each non-audit service, are equal to or less than $15,000. Only if the cost of any audit or non-audit service exceeds by the greater of ten percent or $5,000 the amount previously approved by the Audit Committee or the Chair of the Audit Committee must the Audit Committee or the Chair of the Audit Committee give prior approval for the additional cost. The Chair of the Audit Committee reports any approvals pursuant to such authority to the Audit Committee at its next scheduled meeting. The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s pre-approval responsibilities to management. The independent registered public accounting firm must provide the Audit Committee or the Chair of the Audit Committee with a description of each specific audit or non-audit service to be rendered and detailed documentation for any fee increase requests.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements - See Index to the Consolidated Financial Statements at Item 8 of this Annual Report on
Form 10-K. BDO USA, LLP, New York, New York, PCAOB# 243.

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

(3.5)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc. Current Report on Form 8-K dated June 10, 2019 (File No. 001-38704)).

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

(21)	Subsidiaries of Hudson Global, Inc. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).
(23.1)**	Consent of BDO USA LLP .
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).
(31.3)**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.4)**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).
(101)***	The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.
*	A management contract or compensatory plan or arrangement

**	Filed herewith
***	Original exhibits filed electronically with the Original Form 10-K

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	April 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2023
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	April 27, 2023
Matthew K. Diamond

*	Director	April 27, 2023
Ian V. Nash

*	Director	April 27, 2023
Connia Nelson

*	Director	April 27, 2023
Mimi Drake

* By /s/ Matthew K. Diamond
Matthew K. Diamond, Attorney-in-fact