Form 10-Q/A
period 2022-06-30
Hudson Global, Inc.
filed 2023-04-28
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us”, and “our”) is filing this Amendment (this “Amended Form 10-Q”) to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2022 (the “Original Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2022.

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on March 30, 2023, the Company is restating its previously issued unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2022. Subsequent to the filing of the Original Form 10-Q, management identified an error related to the accounting treatment of a discretionary bonus paid by the Company on behalf of a customer. The effect of this error is an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the three- and six-month periods ended June 30, 2022. This Amended Form 10-Q amends revenue and direct contracting costs and reimbursed expenses accordingly. The error had no impact on the Company’s consolidated balance sheet, consolidated statement of cash flows, net income, the presentation of non-GAAP metrics EBITDA and adjusted EBITDA, or any other accounts for such periods. Please see Note 16 to this Amended Form 10-Q, Restatement of Previously Reported Financial Statements for additional information and a summary of the accounting impacts of these adjustments to revenue and direct contracting costs and reimbursed expenses.

As a result of the error, the Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of June 30, 2022 and that its disclosure controls and procedures were ineffective as of June 30, 2022. See additional discussion included in Part I Item 4 and Part II Item 1A of this Amended Form 10-Q.

We are filing this Amended Form 10-Q to amend and restate the Original Form 10-Q with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1. Condensed Consolidated Statements of Operations

Part I, Item 1. Note 4 - Revenue Recognition

Part I, Item 1. Note 14 - Segment and Geographic Data

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part 1, Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, this Amended Form 10-Q updates the signature page. In accordance with Rule 12b-15 under the Exchange Act, the Company is also including with this Amended Form 10-Q new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amended Form 10-Q (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

This Amended Form 10-Q is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatements as described below. Accordingly, this Amended Form 10-Q should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As restated, see Note 16)		(As restated, see Note 16)
Revenue	$56,723	$39,674	$108,640	$74,135

Operating expenses:
Direct contracting costs and reimbursed expenses	29,449	24,583	55,793	46,326
Salaries and related	19,221	12,281	37,482	22,871
Office and general	2,757	2,018	5,188	3,642
Marketing and promotion	1,079	384	2,034	760
Depreciation and amortization	337	113	661	223
Total operating expenses	52,843	39,379	101,158	73,822
Operating income	3,880	295	7,482	313
Non-operating income (expense):
Interest income, net	3	9	5	19
Other expense, net	(9)	(37)	(58)	(90)
Income before income taxes	3,874	267	7,429	242
Provision for income taxes	781	389	1,317	567
Net income (loss)	$3,093	$(122)	$6,112	$(325)
Earnings (loss) per share:
Basic	$1.02	$(0.04)	$2.04	$(0.11)
Diluted	$0.98	$(0.04)	$1.95	$(0.11)
Weighted-average shares outstanding:
Basic	3,028	2,906	2,997	2,899
Diluted	3,146	2,906	3,132	2,899

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

	Three Months Ended June 30,
	2022	2021
	(As restated)
RPO Recruitment	$26,714	$14,646
Contracting	30,009	25,028
Total Revenue	$56,723	$39,674

	Six Months Ended June 30,
	2022	2021
	(As restated)
RPO Recruitment	$51,974	$27,032
Contracting	56,666	47,103
Total Revenue	$108,640	$74,135

NOTE 5 – ACQUISITIONS

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
			(As restated)			(As restated)
For The Three Months Ended June 30, 2022
Revenue, from external customers	$14,415	$29,944	$12,364	$—	$—	$56,723
Inter-segment revenue	46	—	7	—	(53)	—
Total revenue	$14,461	$29,944	$12,371	$—	$(53)	$56,723
Adjusted net revenue, from external customers (a)	$13,809	$9,174	$4,291	$—	$—	$27,274
Inter-segment adjusted net revenue	45	(45)	(4)	—	4	—
Total adjusted net revenue	$13,854	$9,129	$4,287	$—	$4	$27,274
EBITDA (loss) (b)	$2,291	$2,262	$551	$(896)	$—	$4,208
Depreciation and amortization	(321)	(9)	(6)	(1)	—	(337)
Intercompany dividend/interest (expense) income, net	—	(81)	1,214	1,300	(2,433)	—
Interest income, net	—	1	—	2	—	3
Provision for income taxes	$(26)	$(544)	$(92)	$(119)	—	$(781)
Net income (loss)	$1,944	$1,629	$1,667	$286	$(2,433)	$3,093

For The Six Months Ended June 30, 2022
Revenue, from external customers	$29,026	$61,077	$18,537	$—	$—	$108,640
Inter-segment revenue	99	12	38	—	(149)	—
Total revenue	$29,125	$61,089	$18,575	$—	$(149)	$108,640
Adjusted net revenue, from external customers (a)	$27,511	$17,387	$7,949	$—	$—	$52,847
Inter-segment adjusted net revenue	61	(53)	(12)	—	4	—
Total adjusted net revenue	$27,572	$17,334	$7,937	$—	$4	$52,847
EBITDA (loss) (b)	$4,705	$4,289	$698	$(1,607)	$—	$8,085
Depreciation and amortization	(626)	(20)	(13)	(2)	—	(661)
Intercompany dividend/interest (expense) income, net	—	(156)	1,214	1,375	(2,433)	—
Interest income, net	—	2	—	3	—	5
Provision for income taxes	$(68)	$(1,075)	$(76)	$(98)	$—	$(1,317)
Net income (loss)	$4,011	$3,040	$1,823	$(329)	$(2,433)	$6,112

As of June 30, 2022
Accounts receivable, net	$11,531	$13,557	$6,332	$226	$—	$31,646
Long-lived assets, net of accumulated depreciation and amortization (b)	$9,479	$67	$50	$2	$—	$9,598
Total assets	$26,543	$24,072	$13,008	$8,037	$—	$71,660

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

Geographic Data Reporting
    A summary of revenues for the three and six months ended June 30, 2022 and 2021 and net assets by geographic area as of June 30, 2022 and 2021 and as of December 31, 2021, were as follows:

	Australia	United States	United Kingdom	Other	Total
			(As restated)		(As restated)
For The Three Months Ended June 30, 2022
Revenue (a)	$26,724	$13,866	$11,946	$4,187	$56,723
For The Three Months Ended June 30, 2021
Revenue (a)	$26,543	$5,067	$5,005	$3,059	$39,674
For The Six Months Ended June 30, 2022
Revenue (a)	$55,110	$27,762	$17,720	$8,048	$108,640
For The Six Months Ended June 30, 2021
Revenue (a)	$50,017	$9,315	$8,876	$5,927	$74,135
As of June 30, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$33	$9,482	$50	$33	$9,598
Net assets	$9,869	$24,949	$3,375	$6,975	$45,168
As of December 31, 2021
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$9,968	$42	$39	$10,078
Net assets	$7,925	$21,510	$2,729	$7,152	$39,316

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

NOTE 16 – RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Subsequent to the filing of the Original Form 10-Q, management identified an error related to the accounting treatment of a discretionary bonus paid by the Company on behalf of a customer, specifically on the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction. The effect of this error is an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the three- and six-month periods ended June 30, 2022. This Amended Form 10-Q amends revenue and direct contracting costs and reimbursed expenses accordingly. The error had no impact on the Company’s consolidated balance sheet, consolidated statement of cash flows, net income, or any other accounts for such periods.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the corrections and has determined that the impact is material for the period ended June 30, 2022. The assessment resulted in the amendment of the previously reported financial statements reported in the Company’s Form 10-Q for the second quarter of 2022.

The condensed consolidated financial statements and certain of the notes to the condensed consolidated financial statements for the three and six months ended June 30, 2022 have been restated to reflect the corrections. The impact of the restatement is shown in the tables below.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	50,961	5,762	56,723	102,878	5,762	108,640
Direct contracting costs and reimbursed expenses	23,687	5,762	29,449	50,031	5,762	55,793

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

Summary of Financial Performance Highlights for the Three Months Ended June 30, 2022

•Revenue was $56.7 million for the three months ended June 30, 2022, compared to $39.7 million for the same period in 2021, an increase of $17.0 million, or 43.0%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, the Company’s revenue increased $19.6 million, or 53.0%, primarily due to an increase in RPO recruitment revenue of $12.8 million, or 92.2%, compared to the same period in 2021. Contracting revenue increased $6.8 million, or 29.4%, compared to the same period in 2021, which also contributed to the increase in the Company’s revenue. Revenue also included an increase of $2.5 million from the Karani Acquisition (for additional information on the Karani Acquisition, see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
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

Index
◦On a constant currency basis, SG&A and Non-Op increased $9.0 million, or 64.1%, as compared to the same period in 2021. SG&A and Non-Op as a percentage of revenue was 40.7% for the three months ended June 30, 2022, compared to 37.9% for the same period in 2021.
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
Summary of Financial Performance Highlights for the Six Months Ended June 30, 2022
•Revenue was $108.6 million for the six months ended June 30, 2022, compared to $74.1 million for the same period in 2021, an increase of $34.5 million, or 46.5%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, the Company’s revenue increased $38.7 million, or 55.3%, primarily due to an increase in RPO recruitment revenue of $26.0 million, or 100.4%, while contracting revenue increased by $12.7 million, or 28.7% compared to the same period in 2021. Revenue included an increase of $5.1 million from the Karani Acquisition.
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
◦On a constant currency basis, SG&A and Non-Op increased $18.4 million or 69.7%, as compared to the same period in 2021. SG&A and Non-Op as a percentage of revenue was 41.2% for the six months ended June 30, 2022, compared to 37.7% for the same period in 2021.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021			2022	2021
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
	(As restated)				(As restated)
Revenue:
Americas	$14,415	$5,366	$(10)	$5,356	$29,026	$9,927	$(10)	$9,917
Asia Pacific	29,944	28,801	(2,018)	26,783	61,077	54,141	(3,475)	50,666
Europe	12,364	5,507	(565)	4,942	18,537	10,067	(707)	9,360
Total	$56,723	$39,674	$(2,593)	$37,081	$108,640	$74,135	$(4,192)	$69,943
Adjusted net revenue (a):
Americas	$13,809	$4,993	$(10)	$4,983	$27,511	$9,202	$(10)	$9,192
Asia Pacific	9,174	6,880	(438)	6,442	17,387	12,638	(718)	11,920
Europe	4,291	3,218	(333)	2,885	7,949	5,969	(423)	5,546
Total	$27,274	$15,091	$(781)	$14,310	$52,847	$27,809	$(1,151)	$26,658
SG&A and Non-Op (b):
Americas	$11,563	$5,151	$(9)	$5,142	$22,867	$9,638	$(9)	$9,629
Asia Pacific	6,867	5,892	(370)	5,522	13,045	10,888	(601)	10,287
Europe	3,736	2,742	(286)	2,456	7,239	5,423	(370)	5,053
Corporate	900	935	—	935	1,611	1,414	—	1,414
Total	$23,066	$14,720	$(665)	$14,055	$44,762	$27,363	$(980)	$26,383
Operating income (loss):
Americas	$2,093	$(168)	$—	$(168)	$4,414	$(466)	$—	$(466)
Asia Pacific	2,575	1,338	(97)	1,241	4,849	2,402	(159)	2,243
Europe	681	553	(57)	496	937	753	(67)	686
Corporate	(1,469)	(1,428)	—	(1,428)	(2,718)	(2,376)	—	(2,376)
Total	$3,880	$295	$(154)	$141	$7,482	$313	$(226)	$87
Net income (loss), consolidated	$3,093	$(122)	$(79)	$(201)	$6,112	$(325)	$(119)	$(444)
EBITDA (loss) (c):
Americas	$2,291	$(173)	$(1)	$(174)	$4,705	$(451)	$(1)	$(452)
Asia Pacific	2,262	1,003	(69)	934	4,289	1,764	(116)	1,648
Europe	551	476	(47)	429	698	546	(54)	492
Corporate	(896)	(935)	—	(935)	(1,607)	(1,413)	(1)	(1,414)
Total	$4,208	$371	$(117)	$254	$8,085	$446	$(172)	$274

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

Index
The increases in operating income and EBITDA were principally due to the changes in adjusted net revenue, as described above.

Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
	(As restated)	Constant currency			(As restated)	Constant currency
$ in millions			(As restated)	(As restated)			(As restated)	(As restated)
Europe
Revenue	$12.4	$4.9	$7.4	150%	$18.5	$9.4	$9.2	98%

    For the three months ended June 30, 2022, RPO recruitment revenue increased by $1.5 million or 51%, and contracting revenue increased $5.9 million or 299%, compared to the same period in 2021, as further discussed below.

    In the U.K., for the three months ended June 30, 2022, revenue increased by $7.5 million, or 166%. The change was driven by increases in RPO recruitment and contracting revenue of $1.5 million and $5.9 million, respectively, due to higher demand from existing clients and the implementation of new client contracts.

    In Continental Europe, total revenue decreased to $0.4 million for the three months ended June 30, 2022, a decrease of 6% compared to 2021, due to lower demand from existing recruitment clients.

For the six months ended June 30, 2022, RPO recruitment revenue increased by $2.6 million or 44%, while contracting revenue increased by $6.6 million or 185%, compared to the same period in 2021.

    In the U.K., for the six months ended June 30, 2022, revenue increased by $9.5 million or 115%, compared to the same period in 2021. The increase was driven by higher RPO recruitment revenue of $2.8 million and higher contracting revenue of $6.6 million.

    In Continental Europe, revenue decreased to $0.8 million for the six months ended June 30, 2022, compared to revenue of $1.1 million for the same period in 2021, due to the same factor noted above.
Adjusted Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	(As restated)	Constant currency			(As restated)	Constant currency
Europe
Adjusted net revenue	$4.3	$2.9	$1.4	49%	$7.9	$5.5	$2.4	43%
Adjusted net revenue as a percentage of revenue	35%	58%	N/A	N/A	43%	59%	N/A	N/A

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

Index
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
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	(As restated)	Constant currency			(As restated)	Constant currency
Europe
SG&A and Non-Op	$3.7	$2.5	$1.3	52%	$7.2	$5.1	$2.2	43%
SG&A and Non-Op as a percentage of revenue	30%	50%	N/A	N/A	39%	54%	N/A	N/A

For the three and six months ended June 30, 2022, SG&A and Non-Op increased $1.3 million or 52%, and $2.2 million or 43%, respectively, compared to the same periods in 2021. The increases in SG&A and Non-Op were a result of higher consultant staff costs and increased advertising activities in the current year.

For the three and six months ended June 30, 2022, SG&A and Non-Op as a percentage of revenue was 30% and 39%, compared to 50% and 54%, respectively in 2021. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the higher consultant staff costs and increased advertising activities outpacing gains in RPO recruitment revenue.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	(As restated)	Constant currency			(As restated)	Constant currency
Europe
Operating income	$0.7	$0.5	$0.2	37%	$0.9	$0.7	$0.3	37%
EBITDA	$0.6	$0.4	$0.1	29%	$0.7	$0.5	$0.2	42%
EBITDA as a percentage of revenue	4%	9%	N/A	N/A	4%	5%	N/A	N/A

    For the three months ended June 30, 2022, operating income was $0.7 million, compared to operating income of $0.5 million for the same period in 2021, and EBITDA was $0.6 million or 4% of revenue, compared to EBITDA of $0.4 million for the same period in 2021.
For the six months ended June 30, 2022, operating income was $0.9 million compared to operating income of $0.7 million for the same period in 2021, and EBITDA was $0.7 million or 4% of revenue, compared to EBITDA of $0.5 million or 5% of revenue, for the same period in 2021.
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

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2022, the Company earned approximately 74% of its revenue outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Specifically, the ongoing COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. At the time of the Original 10-Q Filing, management, including our Chief Executive Officer and Chief Financial Officer, initially concluded that our disclosure controls and procedures were effective as of June 30, 2022. As a result of the restatement of the Company’s financial statements and the material weakness identified below, disclosure controls and procedures were not effective.

In connection with the preparation of the audited financial statements to be included in the 2022 Annual Report on Form 10-K, management identified a material weakness in the design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction involving a discretionary bonus paid by the Company on behalf of a customer. The material weakness resulted in an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the three- and six-month periods ended June 30, 2022. The Company’s remediation plan is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Management is committed to remediating the material weakness in a timely fashion and to making continuous improvements to the Company’s internal control over financial reporting. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan.
Changes in Internal Control Over Financial Reporting
    Other than the material weakness discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    In addition to the risks set forth below and the information set forth in this Form 10-Q/A, you should carefully consider the “Risk Factors” included under Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our business, financial condition and results of operations.

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
Management identified an error related to the accounting treatment of a discretionary bonus paid by the Company on behalf of a customer. The effect of this error is an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million. The error had no impact on the Company’s consolidated balance sheet, consolidated statement of cash flows, net income, the presentation of the non-GAAP metric EBITDA, or any other accounts for such periods. As a result of the error, we identified a material weakness in the design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction involving a discretionary bonus paid by the Company on behalf of a customer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

Index

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

HUDSON GLOBAL, INC.
(Registrant)

Dated:	April 28, 2023	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 28, 2023	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)