Form 10-Q/A
period 2022-09-30
Hudson Global, Inc.
filed 2023-04-28
CIK 1210708

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

EXPLANATORY NOTE

Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us”, and “our”) is filing this Amendment (this “Amended Form 10-Q”) to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (the “Original Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 10, 2022.

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on March 30, 2023, the Company is restating its previously issued unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2022. Subsequent to the filing of the Original Form 10-Q, management identified an error relating to the accounting treatment of a discretionary bonus payment paid by the Company on behalf of a customer. The effect of this error is an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the nine-month period ended September 30, 2022. This Amended Form 10-Q amends revenue and direct contracting costs and reimbursed expenses accordingly. The error had no impact on the Company’s consolidated balance sheet, consolidated statement of cash flows, net income, the presentation of non-GAAP metrics EBITDA and adjusted EBITDA, or any other accounts for such periods. Please see Note 16 to this Amended Form 10-Q, Restatement of Previously Reported Financial Statements for additional information and a summary of the accounting impacts of these adjustments to revenue and direct contracting costs and reimbursed expenses.

As a result of the error, the Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2022 and that its disclosure controls and procedures were ineffective as of September 30, 2022. See additional discussion included in Part I Item 4 and Part II Item 1A of this Amended Form 10-Q.

We are filing this Amended Form 10-Q to amend and restate the Original Form 10-Q with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1. Condensed Consolidated Statements of Operations

Part I, Item 1. Note 4 - Revenue Recognition

Part I, Item 1. Note 5 - Acquisitions

Part I, Item 1. Note 14 - Segment and Geographic Data

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
			(As restated, see Note 16)
Revenue	$48,686	$45,010	$157,326	$119,145

Operating expenses:
Direct contracting costs and reimbursed expenses	24,487	26,979	80,280	73,305
Salaries and related	18,897	14,130	56,379	37,001
Office and general	2,675	1,883	7,863	5,525
Marketing and promotion	1,015	540	3,049	1,300
Depreciation and amortization	356	117	1,017	340
Total operating expenses	47,430	43,649	148,588	117,471
Operating income	1,256	1,361	8,738	1,674
Non-operating income (expense):
Interest income, net	23	8	28	27
Other income (expense), net	16	33	(42)	(57)
Income before income taxes	1,295	1,402	8,724	1,644
Provision for (benefit from) income taxes	340	(92)	1,657	475
Net income	$955	$1,494	$7,067	$1,169
Earnings per share:
Basic	$0.31	$0.51	$2.35	$0.40
Diluted	$0.30	$0.49	$2.25	$0.39
Weighted-average shares outstanding:
Basic	3,034	2,931	3,010	2,910
Diluted	3,150	3,022	3,138	2,976

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

	Three Months Ended September 30,
	2022	2021
RPO Recruitment	$23,801	$17,593
Contracting	24,885	27,417
Total Revenue	$48,686	$45,010

	Nine Months Ended September 30,
	2022	2021
	(As restated)
RPO Recruitment	$75,775	$44,625
Contracting	81,551	74,520
Total Revenue	$157,326	$119,145

NOTE 5 – ACQUISITIONS

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

	September 30, 2022		September 30, 2021
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
		(As restated)
Revenue	$48,761	$157,562	$47,574	$125,558
Net income	$983	$7,115	$1,724	$1,491

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2022
Revenue, from external customers	$12,555	$29,965	$6,166	$—	$—	$48,686
Inter-segment revenue	113	4	11	—	(128)	—
Total revenue	$12,668	$29,969	$6,177	$—	$(128)	$48,686
Adjusted net revenue, from external customers (a)	$11,926	$8,324	$3,949	$—	$—	$24,199
Inter-segment adjusted net revenue	113	(93)	10	—	(30)	—
Total adjusted net revenue	$12,039	$8,231	$3,959	$—	$(30)	$24,199
EBITDA (loss) (b)	$810	$1,244	$279	$(705)	$—	$1,628
Depreciation and amortization	(334)	(14)	(7)	(1)	—	(356)
Intercompany dividend/interest (expense) income, net	—	(99)	2,793	2,881	(5,575)	—
Interest income, net	—	—	—	23	—	23
Provision for income taxes	$(31)	$(307)	$(7)	$5	—	$(340)
Net income (loss)	$445	$824	$3,058	$2,203	$(5,575)	$955

For The Nine Months Ended September 30, 2022			(As restated)			(As restated)
Revenue, from external customers	$41,581	$91,042	$24,703	$—	$—	$157,326
Inter-segment revenue	212	16	49	—	(277)	—
Total revenue	$41,793	$91,058	$24,752	$—	$(277)	$157,326
Adjusted net revenue, from external customers (a)	$39,437	$25,711	$11,898	$—	$—	$77,046
Inter-segment adjusted net revenue	174	(146)	(2)	—	(26)	—
Total adjusted net revenue	$39,611	$25,565	$11,896	$—	$(26)	$77,046
EBITDA (loss) (b)	$5,515	$5,533	$977	$(2,312)	$—	$9,713
Depreciation and amortization	(960)	(34)	(20)	(3)	—	(1,017)
Intercompany dividend/interest (expense) income, net		(255)	4,007	4,256	(8,008)	—
Interest income, net	—	2	—	26	—	28
Provision for income taxes	$(99)	$(1,382)	$(83)	$(93)	$—	$(1,657)
Net income (loss)	$4,456	$3,864	$4,881	$1,874	$(8,008)	$7,067

As of September 30, 2022
Accounts receivable, net	$10,467	$12,526	$6,156	$—	$—	$29,149
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,351	$909	$51	$46	$—	$10,357
Total assets	$26,762	$23,263	$8,467	$8,471	$—	$66,963

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

Geographic Data Reporting
    A summary of revenues for the three and nine months ended September 30, 2022 and 2021 and net assets by geographic area as of September 30, 2022 and 2021 and as of December 31, 2021, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended September 30, 2022
Revenue (a)	$27,113	$11,839	$5,822	$3,912	$48,686
For The Three Months Ended September 30, 2021
Revenue (a)	$29,971	$7,076	$4,964	$2,999	$45,010

For The Nine Months Ended September 30, 2022			(As restated)		(As restated)
Revenue (a)	$82,223	$39,600	$23,542	$11,961	$157,326
For The Nine Months Ended September 30, 2021
Revenue (a)	$79,988	$16,391	$13,840	$8,926	$119,145
As of September 30, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$9,351	$51	$926	$10,357
Net assets	$7,634	$25,312	$3,387	$8,033	$44,366
As of December 31, 2021
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$9,968	$42	$39	$10,078
Net assets	$7,925	$21,510	$2,729	$7,152	$39,316

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

NOTE 16 – RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Subsequent to the filing of the Original Form 10-Q, management identified an error related to the accounting treatment of a discretionary bonus paid by the Company on behalf of a customer, specifically on the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction. The effect of this error is an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the nine-month period ended September 30, 2022. This Amended Form 10-Q amends revenue and direct contracting costs and reimbursed expenses accordingly. The error had no impact on the Company’s consolidated balance sheet, consolidated statement of cash flows, net income, or any other accounts for such periods.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the corrections and has determined that the impact is material for the period ended September 30, 2022. The assessment resulted in the amendment of the previously reported financial statements reported in the Company’s Form 10-Q for the third quarter of 2022.

The condensed consolidated financial statements and certain of the notes to the condensed consolidated financial statements for the nine months ended September 30, 2022 have been restated to reflect the corrections. The impact of the restatement is shown in the table below.

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Revenue	151,564	5,762	157,326
Direct contracting costs and reimbursed expenses	74,518	5,762	80,280

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
Summary of Financial Performance Highlights for the Nine Months Ended September 30, 2022
•Revenue was $157.3 million for the nine months ended September 30, 2022, compared to $119.1 million for the same period in 2021, an increase of $38.2 million, or 32.0%. The increase in revenue was principally driven by growth in the Americas.
◦On a constant currency basis, the Company’s revenue increased $45.4 million, or 40.5%, primarily due to an increase in RPO recruitment revenue of $33.2 million, or 78.0%, while contracting revenue increased by $12.2 million, or 17.5% compared to the same period in 2021. Revenue included $7.7 million from the Karani Acquisition.
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
◦On a constant currency basis, SG&A and Non-Op increased $25.3 million, or 60.1%, as compared to the same period in 2021. SG&A and Non-Op as a percentage of revenue was 42.8% for the nine months ended September 30, 2022, compared to 37.6% for the same period in 2021.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021			2022	2021
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
					(As restated)
Revenue:
Americas	$12,555	$7,423	$(13)	$7,410	$41,581	$17,350	$(23)	$17,327
Asia Pacific	29,965	32,273	(2,193)	30,080	91,042	86,414	(5,668)	80,746
Europe	6,166	5,314	(787)	4,527	24,703	15,381	(1,494)	13,887
Total	$48,686	$45,010	$(2,993)	$42,017	$157,326	$119,145	$(7,185)	$111,960
Adjusted net revenue (a):
Americas	$11,926	$7,030	$(12)	$7,018	$39,437	$16,232	$(22)	$16,210
Asia Pacific	8,324	7,925	(498)	7,427	25,711	20,563	(1,216)	19,347
Europe	3,949	3,076	(454)	2,622	11,898	9,045	(877)	8,168
Total	$24,199	$18,031	$(964)	$17,067	$77,046	$45,840	$(2,115)	$43,725
SG&A and Non-Op (b):
Americas	$11,229	$6,426	$(15)	$6,411	$34,096	$16,064	$(24)	$16,040
Asia Pacific	6,986	6,115	(395)	5,720	20,031	17,003	(996)	16,007
Europe	3,680	2,965	(439)	2,526	10,919	8,388	(809)	7,579
Corporate	676	1,014	—	1,014	2,287	2,428	—	2,428
Total	$22,571	$16,520	$(849)	$15,671	$67,333	$43,883	$(1,829)	$42,054
Operating income (loss):
Americas	$617	$590	$(1)	$589	$5,031	$124	$(1)	$123
Asia Pacific	1,569	2,108	(125)	1,983	6,418	4,510	(284)	4,226
Europe	345	137	(21)	116	1,282	890	(88)	802
Corporate	(1,275)	(1,474)	—	(1,474)	(3,993)	(3,850)	—	(3,850)
Total	$1,256	$1,361	$(147)	$1,214	$8,738	$1,674	$(373)	$1,301
Net income, consolidated	$955	$1,494	$(92)	$1,402	$7,067	$1,169	$(211)	$958
EBITDA (loss) (c):
Americas	$810	$604	$2	$606	$5,515	$153	$1	$154
Asia Pacific	1,244	1,809	(102)	1,707	5,533	3,574	(219)	3,355
Europe	279	111	(14)	97	977	657	(68)	589
Corporate	(705)	(1,013)	—	(1,013)	(2,312)	(2,427)	—	(2,427)
Total	$1,628	$1,511	$(114)	$1,397	$9,713	$1,957	$(286)	$1,671

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
The increases in operating income and EBITDA were principally due to the changes in adjusted net revenue, as described above.

Europe (constant currency)
Revenue - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
	As reported	Constant currency			(As restated)	Constant currency
$ in millions							(As restated)	(As restated)
Europe
Revenue	$6.2	$4.5	$1.6	36%	$24.7	$13.9	$10.8	78%

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
For the nine months ended September 30, 2022, RPO recruitment revenue increased by $4.1 million, or 48%, while contracting revenue increased by $6.7 million, or 124%, compared to the same period in 2021.

    In the U.K., for the nine months ended September 30, 2022, revenue increased by $11.1 million, or 89%, compared to the same period in 2021. The increase was driven by higher RPO recruitment revenue of $4.4 million and higher contracting revenue of $6.7 million.

    In Continental Europe, revenue decreased to $1.2 million for the nine months ended September 30, 2022, compared to revenue of $1.4 million for the same period in 2021, due to lower demand from existing recruitment clients.
Adjusted Net Revenue - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			(As restated)	Constant currency
Europe
Adjusted net revenue	$3.9	$2.6	$1.3	51%	$11.9	$8.2	$3.7	46%
Adjusted net revenue as a percentage of revenue	64%	58%	N/A	N/A	48%	59%	N/A	N/A

For the three months ended September 30, 2022, adjusted net revenue increased by $1.3 million, or 51%, driven by an increase in RPO recruitment of $1.3 million, led by the U.K. as discussed below.

Index
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

SG&A and Non-Op - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			(As restated)	Constant currency
Europe
SG&A and Non-Op	$3.7	$2.5	$1.2	46%	$10.9	$7.6	$3.3	44%
SG&A and Non-Op as a percentage of revenue	60%	56%	N/A	N/A	44%	55%	N/A	N/A

For the three and nine months ended September 30, 2022, SG&A and Non-Op increased $1.2 million, or 46%, and $3.3 million or 44%, respectively, compared to the same periods in 2021. The increases in SG&A and Non-Op were primarily the result of higher consultant staff costs in the current year.

For the three and nine months ended September 30, 2022, SG&A and Non-Op as a percentage of revenue was 60% and 44%, compared to 56% and 55%, respectively in 2021. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the higher consultant staff costs.

Operating Income and EBITDA - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in amount	Change in %	2022	2021	Change in amount	Change in %
$ in millions	As reported	Constant currency			(As restated)	Constant currency
Europe
Operating income	$0.3	$0.1	$0.2	195%	$1.3	$0.8	$0.5	60%
EBITDA	$0.3	$0.1	$0.2	189%	$1.0	$0.6	$0.4	66%
EBITDA as a percentage of revenue	5%	2%	N/A	N/A	4%	4%	N/A	N/A

    For the three months ended September 30, 2022, operating income was $0.3 million, compared to operating income of $0.1 million for the same period in 2021, and EBITDA was $0.3 million, or 5% of revenue, compared to EBITDA of $0.1 million for the same period in 2021.
For the nine months ended September 30, 2022, operating income was $1.3 million, compared to operating income of $0.8 million for the same period in 2021, and EBITDA was $1.0 million, or 4% of revenue, compared to EBITDA of $0.6 million, or 4% of revenue, for the same period in 2021.
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

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2022, the Company earned approximately 75% of its revenue outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Specifically, the ongoing COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. At the time of the Original 10-Q Filing, management, including our Chief Executive Officer and Chief Financial Officer, initially concluded that our disclosure controls and procedures were effective as of September 30, 2022. As a result of the restatement of the Company’s financial statements and the material weakness identified below, disclosure controls and procedures were not effective.

In connection with the preparation of the audited financial statements to be included in the 2022 Annual Report on Form 10-K, management identified a material weakness in the design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction involving a discretionary bonus paid by the Company on behalf of a customer. The material weakness resulted in an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the nine-month period ended September 30, 2022. The Company’s remediation plan is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control Over Financial Reporting
    Other than the material weakness discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have also identified a material weakness in our internal control over financial reporting which could, if not remediated or if we identify additional material weaknesses or other adverse findings in the future, impair our ability to report accurate and timely financial information, adversely affect investor confidence, and have a material and adverse effect on our financial condition and results of operations.
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

Index

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