Form 10-Q
period 2023-03-31
Hudson Global, Inc.
filed 2023-05-11
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 24, 2023
Common Stock - $0.001 par value	2,841,932

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$43,072	$51,917

Operating expenses:
Direct contracting costs and reimbursed expenses	21,308	26,344
Salaries and related	17,478	18,261
Office and general	2,939	2,431
Marketing and promotion	981	955
Depreciation and amortization	348	324
Total operating expenses	43,054	48,315
Operating income	18	3,602
Non-operating income (expense):
Interest income, net	64	2
Other income (expense), net	133	(49)
Income before income taxes	215	3,555
(Benefit from) provision for income taxes	(139)	536
Net income	$354	$3,019
Earnings per share:
Basic	$0.12	$1.02
Diluted	$0.11	$0.97
Weighted-average shares outstanding:
Basic	3,033	2,967
Diluted	3,122	3,117

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Comprehensive income:
Net income	$354	$3,019
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes	(9)	137
Total other comprehensive (loss) income, net of income taxes	(9)	137
Comprehensive income	$345	$3,156

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,929	$27,123
Accounts receivable, less allowance for expected credit losses of $102 and $51, respectively	27,359	26,270
Restricted cash, current	162	160
Prepaid and other	2,902	1,959
Total current assets	52,352	55,512
Property and equipment, net of accumulated depreciation of $1,023 and $950, respectively	630	673
Operating lease right-of-use assets	1,394	685
Deferred tax assets, net	1,754	1,475
Restricted cash	195	194
Goodwill	4,879	4,875
Intangible assets, net of accumulated amortization of $1,927 and $1,647, respectively	4,253	4,516
Other assets	12	12
Total assets	$65,469	$67,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,204	$1,678
Accrued salaries, commissions, and benefits	7,493	11,584
Accrued expenses and other current liabilities	7,212	6,273
Note payable – short term	1,250	1,250
Operating lease obligations, current	576	337
Total current liabilities	17,735	21,122
Income tax payable	82	81
Operating lease obligations	818	348
Other liabilities	439	599
Total liabilities	19,074	22,150
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized;3,861 and 3,823 shares issued; 2,824 and 2,794 shares outstanding, respectively	4	4
Additional paid-in capital	492,040	491,567
Accumulated deficit	(427,091)	(427,394)
Accumulated other comprehensive loss, net of applicable tax	(1,648)	(1,639)
Treasury stock, 1,037 and 1,029 shares, respectively, at cost	(16,910)	(16,746)
Total stockholders’ equity	46,395	45,792
Total liabilities and stockholders’ equity	$65,469	$67,942

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$354	$3,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348	324
Provision for expected credit losses	—	9
Benefit from deferred income taxes	(294)	(84)
Stock-based compensation	473	546
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(1,127)	(2,981)
Increase in prepaid and other assets	(928)	(955)
Increase in accounts payable, accrued expenses and other liabilities	(3,780)	(2,264)
Net cash used by operating activities	(4,954)	(2,386)
Cash flows from investing activities:
Capital expenditures	(38)	(93)
Net cash used in investing activities	(38)	(93)
Cash flows from financing activities:
Cash paid for net settlement of employee restricted stock units	(164)	(226)
Net cash used in financing activities	(164)	(226)
Effect of exchange rates on cash, cash equivalents and restricted cash	(35)	114
Net increase in cash, cash equivalents and restricted cash	(5,191)	(2,591)
Cash, cash equivalents, and restricted cash, beginning of the period	27,477	22,113
Cash, cash equivalents, and restricted cash, end of the period	$22,286	$19,522
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$64	$3
Net cash payments during the period for income taxes	$512	$867
Cash paid for amounts included in operating lease liabilities	$131	$124
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$837	$772

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023		March 31, 2022
	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,794	$45,792	2,707	$39,316

Common stock and additional paid-in capital:
Beginning balance	3,823	491,571	3,694	489,253
Stock-based compensation expense	38	473	105	546
Ending balance	3,861	492,044	3,799	489,799

Treasury stock:
Beginning balance	(1,029)	(16,746)	(987)	(15,329)
Purchase of treasury stock	—	—	—	—
Purchase of net settled restricted stock from employees	(8)	(164)	(7)	(226)
Ending balance	(1,037)	(16,910)	(994)	(15,555)

Accumulated other comprehensive income (loss):
Beginning balance		(1,639)		(85)
Other comprehensive (loss)/income		(9)		137
Ending balance		(1,648)		52

Accumulated deficit:
Beginning balance		(427,394)		(434,523)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses		(51)		—
Net income		354		3,019
Ending balance		(427,091)		(431,504)

Total stockholders’ equity, ending balance	2,824	$46,395	2,805	$42,792

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 2 – DESCRIPTION OF BUSINESS

    The Company is comprised of the operations, assets, and liabilities of the Company’s three regional businesses: the Americas, Asia Pacific, and Europe. The Company delivers Recruitment Process Outsourcing (“RPO”) services, consisting of permanent recruitment and contracting outsourced recruitment solutions. These services are tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
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
On October 1, 2020, the Company completed its acquisition of Coit Staffing, Inc. (the “Coit Acquisition”), which expanded its presence in the technology sector and established a Technology Group located in San Francisco. In addition to providing RPO services to clients in the tech sector, the Technology Group operates jointly with the Company’s existing teams in the Americas, Asia Pacific, and Europe to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider, and Total Talent Solutions spaces, enabling the Company to better serve its clients around the world.
    The Company operates directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. See Note 15 to the Condensed Consolidated Financial Statements for further details regarding the reportable segments.

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

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This update was issued by the Financial Accounting Standards Board (the “FASB”) in June 2016. This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) and replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The new standard requires entities to use a forward-looking “expected loss” model for most financial instruments, including accounts receivable and unbilled services that is based on historical information, current information, and reasonable and supportable forecasts.

As a result of adopting the new standard, the Company recognized a cumulative increase to allowances for accounts receivable and unbilled services and a reduction to the 2023 opening balance of retained earnings of $51. Comparative periods prior to the adoption of this standard and their respective disclosures have not been adjusted. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the customer and are constrained until approved. No bonuses were approved and paid to our contract employees on behalf of our clients in the three months ended March 31, 2023 and 2022.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, deferred revenue was $92 and $170, respectively.

    Payment terms vary by client and the services being provided to the client. We consider payment terms that exceed one year to be extended payment terms. Substantially all of the Company’s contracts include payment terms of 90 days or less, and we do not extend payment terms beyond one year.

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

    Contracting. We provide RPO clients with a range of outsourced professional contract staffing services and managed service provider services, sometimes offered on a standalone basis and sometimes offered as part of a blended total talent solution. We recognize revenue for our contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our contracts for outsourced professional contract staffing services and managed service provider services. The costs incurred to fulfill these contracts are expensed as incurred.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Disaggregation of Revenue

    The following table presents our disaggregated revenues by revenue source. For additional information on the revenues by geographical segment, see Note 15 to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2023	2022
RPO Recruitment	$21,521	$25,260
Contracting	21,551	26,657
Total Revenue	$43,072	$51,917

NOTE 5 – ACCOUNT RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $8,580 and $8,523 as of March 31, 2023 and December 31, 2022, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

Allowance for Expected Credit Losses

The allowance for doubtful accounts is estimated based on the CECL model and it takes into account information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. It represents the aggregate amount of credit risk arising from the inability of specific clients to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, changes in customer financial stability, payment terms or practices, and effect of market conditions on each customer. Other factors include, but are not limited to, current economic conditions and forward-looking estimates. Our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional provisions for expected credit losses in future periods. The risk of credit losses may be mitigated to the extent that we received a retainer from some of our clients prior to performing services. Changes in allowance for doubtful accounts are recorded in office and general expenses on the Condensed Consolidated Statements of Operations and were not material for the three months ended March 31, 2023. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate. Our billed accounts receivables are written off when the potential for recovery is considered remote.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for expected credit losses as a percent of gross accounts receivable increased to 0.4% at March 31, 2023 from 0.2% at December 31, 2022.

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
Accounts Receivable:	2023	2022
Billed receivables	$18,881	$17,798
Unbilled receivables	8,580	8,523
Accounts Receivable, Gross	$27,461	$26,321
Allowance for expected credit losses	(102)	(51)
Accounts Receivable, Net	$27,359	$26,270

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$51	$196
Provision for expected credit losses	—	9
Write-offs	—	(8)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	51	—
Ending Balance	$102	$197

NOTE 6 – ACQUISITIONS

Hunt & Badge Consulting Private Limited

On August 19, 2022, the Company entered into a share purchase agreement by and among Hudson RPO Limited, a wholly owned subsidiary of the Company (“HnB Buyer”), Hunt & Badge Consulting Private Limited (“Seller” or “HnB”), and certain principals of HnB, and completed the acquisition by HnB Buyer of all of the membership interests of the Seller (the “HnB Acquisition”).

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

The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,260, which consists of the amount paid in cash of $1,064, a working capital adjustment of $47, net of an owner receivable of $28, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in India. The purchase price included $314 of cash and cash equivalents acquired. As of March 31, 2023, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is based on achievement of 70% of the specified revenue targets. These fair value estimates are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023.

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company will continue to reassess the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. This contingent consideration will be remeasured quarterly. If, as a result of remeasurement, the value of the contingent

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
consideration changes, any charges or income will be marked to market and included in “Other income (expense), net” on the Company’s Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

The values assigned to the assets acquired and liabilities assumed are based on the fair value available. Excluding the contingent consideration, any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The Company incurred transaction costs related to the HnB Acquisition of $63 that were expensed as part of “Office and general”. The Company’s accounting for the business combination was completed as of December 31, 2022.

The Company’s Consolidated Statements of Operations for the three months ended March 31, 2023 included revenue of $19 and net loss of $16 from HnB.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on internal valuations at the date of the HnB Acquisition.

Fair Value
Assets Acquired:
Cash and cash equivalents	$314
Accounts receivable	80
Prepaid expenses and other assets	77
Property and equipment	35
Intangible assets	150
Goodwill	687
Assets Acquired	$1,343
Liabilities Assumed:
Accrued expenses and other current liabilities	$20
Other long-term liabilities	63
Liabilities Assumed	$83

Fair value of consideration transferred	$1,260

 Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives on the date of the HnB Acquisition.

	Fair Value	Useful Life
Non-compete agreements	$40	3 years
Customer lists	60	3 years
Trade name	50	5 years
Total identifiable assets	$150

Karani, LLC

On October 29, 2021, the Company entered into a membership interest purchase agreement (the “MIPA”) by and among the Company, Hudson Global Resources Management, Inc. (“HGRM”), a wholly owned subsidiary of the Company, and Daniel Williams (“Williams”), and completed the acquisition by HGRM of all of the membership interests of Karani, LLC (the “Karani Acquisition”).

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

The Karani Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $8,673, which consists of the amount paid in cash of $6,805, a promissory note of $2,000, and a working capital credit of $132, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 29, 2021, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to increasing our footprint and market share in India. The purchase price included $737 of cash and cash equivalents acquired. The Company incurred transaction costs related to the acquisition of approximately $200 that were expensed as part of Office and general on the Consolidated Statements of Operations. In addition to the purchase price, the Company agreed to pay a $250 retention payment to the Chief Financial Officer of Karani, which is classified as compensation expense, recorded on a straight-line basis. The Company’s accounting for the business combination was completed as of December 31, 2021.

The Company’s Consolidated Statements of Operations for the three months ended March 31, 2023 included revenue of $1,837, and net loss of $294 from Karani.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Below is a summary of the fair value of the net assets acquired on the acquisition date based on external valuations at the date of the Karani Acquisition.

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
Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives on the date of Karani Acquisition.

	Fair Value	Useful Life
Developed technology	$640	3 years
Customer lists	2,800	6 years
Trade name	1,100	10 years
Total identifiable assets	$4,540

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisition of HnB as if the transaction had occurred on January 1, 2022.

March 31, 2022
Three Months Ended
Revenue	$52,025
Net income	$3,052

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three months ended March 31, 2022. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the HnB Acquisition taken place on January 1, 2022.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of March 31, 2023, there were 214,527 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the three months ended March 31, 2023 and 2022, the Company granted 28,841 and 20,667 restricted stock units, respectively, subject to performance vesting conditions.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the three months ended March 31, 2023 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	7,736
Performance and service conditions - Type 2 (1) (2)	21,105
Total shares of stock award granted	28,841

(1)The performance conditions with respect to restricted stock units may be satisfied as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
(a)For grants to Corporate office employees subject to 2023 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”.

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2023, the Company did not grant any restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of March 31, 2023, 243,416 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the Coit Acquisition. See “Shares of Common Stock” in this Note 7 for additional information.
    For the three months ended March 31, 2023 and 2022, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended March 31,
	2023	2022
Restricted shares of common stock	$16	$42
Restricted stock units	457	504
Total	$473	$546

Restricted Stock Units
    As of March 31, 2023, the Company had $1,732 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the three months ended March 31, 2023 and 2022 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31, 2023
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2023	130,186	$23.56	33,390	$20.31	163,576	$22.89
Granted	28,841	$22.27	—	$—	28,841	$22.27
Shares earned above target (a)	3,940	$35.72	—	$—	3,940	$35.72
Vested	(49,026)	$18.82	(7,260)	$14.54	(56,286)	$18.27
Forfeited	(8,228)	$34.69	(850)	$14.54	(9,078)	$32.80
Unvested restricted stock units at March 31, 2023	105,713	$24.99	25,280	$22.16	130,993	$24.44
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Three Months Ended March 31, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2022	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	20,667	$30.00	1,352	$33.90	22,019	$30.24
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(74,900)	$16.03	(9,437)	$17.31	(84,337)	$16.17
Forfeited	—	$—	(1,675)	$14.54	(1,675)	$14.54
Unvested restricted stock units at March 31, 2022	104,044	$18.86	36,740	$17.84	140,784	$18.60
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Shares of Common Stock
As of March 31, 2023, the Company did not have any unrecognized stock-based compensation expense related to outstanding unvested restricted shares of common stock issued in connection with the Coit Acquisition. These shares had a grant price of $9.57. Restricted shares of common stock have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted shares of common stock for the three months ended March 31, 2023 and 2022 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023		2022
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1	17,410	$9.57	34,818	$9.57
Vested	—	$—	—	$—
Unvested restricted shares of common stock at March 31,	17,410	$9.57	34,818	$9.57

NOTE 8 – INCOME TAXES

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
Effective Tax Rate

    The benefit from income taxes for the three months ended March 31, 2023 was $139 on a pre-tax income of $215, compared to a provision for income taxes of $536 on pre-tax income of $3,555 for the same period in 2022. The Company’s effective income tax rate was negative 65% and positive 15% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. For the three months ended March 31, 2022, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
    As of March 31, 2023 and December 31, 2022, the Company had $60 and $360, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of March 31, 2023 and December 31, 2022, the Company had $22 and $129, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
The statute of limitations for capital gains taxes on the transfer of shares in Spain lapsed in January 2023. The FIN48 reserve for Spain capital gains taxes, interest, and penalties of approximately $408 was released as a tax benefit in the first quarter of 2023.
        Based on information available as of March 31, 2023, it is reasonably possible that the total amount of unrecognized tax benefits would remain constant over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2023, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2014 and 2022 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of March 31, 2023 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of March 31, 2023 and December 31, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

NOTE 9 – EARNINGS PER SHARE
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
    A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Earnings per share (“EPS”):
Basic	$0.12	$1.02
Diluted	$0.11	$0.97
EPS numerator - basic and diluted:
Net income	$354	$3,019
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,033	2,967
Common stock equivalents: restricted stock units and restricted shares of common stock	89	150
Weighted average number of common stock outstanding - diluted	3,122	3,117

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

    The weighted average number of shares outstanding used in the computation of diluted net earnings per share for the three months ended March 31, 2023 and 2022 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Unvested restricted shares of common stock	—	—
Unvested restricted stock units	1,000	—
Total	1,000	—

NOTE 10– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $687 on August 19, 2022 in connection with the HnB Acquisition (See Note 6 for further information on the HnB Acquisition ).

For the three months ended March 31, 2023 and the twelve months ended December 31, 2022, the changes in carrying amount of goodwill were as follows:

Carrying Value
2023
Goodwill, January 1	$4,875
Acquisition	—
Currency translation	4
Goodwill, March 31	$4,879

Carrying Value
2022
Goodwill, January 1	$4,219
Acquisition	687
Currency translation	(31)
Goodwill, December 31	$4,875

Intangible Assets
The Company’s intangible assets consisted of the following components:

March 31, 2023	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.8	$118	$(88)	$30
Trade name	6.9	1,548	(362)	1,186
Customer lists	4.0	3,858	(1,174)	2,684
Developed technology	1.6	656	(303)	353
		$6,180	$(1,927)	$4,253

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

December 31, 2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.9	$118	$(85)	$33
Trade name	7.1	1,548	(312)	1,236
Customer lists	4.3	3,857	(1,001)	2,856
Developed technology	1.8	640	(249)	391
		$6,163	$(1,647)	$4,516

Amortization expense for the three months ended March 31, 2023 and 2022 was $280 and $277, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during three months ended March 31, 2023 and 2022.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2023, and for each of the next fiscal years are as follows:

2023	$838
2024	1,082
2025	822
2026	586
2027	505
Thereafter	420
$4,253

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2023 Beginning Balance	Acquisition	Amortization	Translation and Other	March 31, 2023 Ending Balance
Non-compete agreements	$33	$—	$(3)	$—	$30
Trade name	1,236	—	(50)	—	1,186
Customer lists	2,856	—	(172)	—	2,684
Developed technology	391	—	(55)	17	353
	$4,516	$—	$(280)	$17	$4,253

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company did not have any legal reserves as of March 31, 2023 and December 31, 2022.
Operating Leases
    Our office space leases have lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities. In the first quarter of 2023, the Company increased its right-of-use assets and lease liabilities by $837, representing renewals of operating leases at offices in Edinburgh, Scotland with a 24-month term expiring in June 2025, and Hyderabad, India with a 36-month term expiring in December 2025.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the three months ended March 31, 2023 and 2022 were $298 and $277, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of March 31, 2023 was 2.6 years.
    As of March 31, 2023, future minimum operating lease payments for the remainder of 2023 and future years are as follows:

	2023	2024	2025	2026	2027	Total
Minimum lease payments	$432	$533	$328	$93	$8	$1,394

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $5 for the three months ended March 31, 2023, and 2022, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2023.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	March 31,	December 31,
	2023	2022
Foreign currency translation adjustments	$(1,648)	$(1,639)
Accumulated other comprehensive loss	$(1,648)	$(1,639)

NOTE 13 – STOCKHOLDERS’ EQUITY
Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2023 and 2022, no repurchases of shares were made by the Company under this authorization. As of March 31, 2023, under the July 30, 2015 authorization, the Company had repurchased an aggregate of 465,178 shares for a total cost of $9,428.

NOTE 14 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of March 31, 2023, no securities had been offered or issued under the registration statement.

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

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended March 31, 2023
Revenue, from external customers	$9,272	$27,276	$6,524	$—	$—	$43,072
Inter-segment revenue	9	—	(24)	—	15	—
Total revenue	$9,281	$27,276	$6,500	$—	$15	$43,072
Adjusted net revenue, from external customers (a)	$8,922	$8,459	$4,383	$—	$—	$21,764
Inter-segment adjusted net revenue	9	20	(32)	—	3	—
Total adjusted net revenue	$8,931	$8,479	$4,351	$—	$3	$21,764
EBITDA (loss) (b)	$(430)	$1,434	$444	$(949)	$—	$499
Depreciation and amortization	(311)	(27)	(7)	(3)	—	(348)
Intercompany dividend/interest (expense) income, net	—	(120)	—	120	—	—
Interest income, net	—	2	—	62	—	64
Benefit from (provision for) income taxes	$228	$(368)	$(114)	$393	$—	$139
Net (loss) income	$(513)	$921	$323	$(377)	$—	$354

As of March 31, 2023
Accounts receivable, net	$8,570	$12,735	$6,054	$—	$—	$27,359
Long-lived assets, net of accumulated depreciation and amortization (c)	$8,741	$954	$43	$24	$—	$9,762
Total assets	$21,383	$24,480	$10,049	$9,557	$—	$65,469

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended March 31, 2022
Revenue, from external customers	$14,611	$31,133	$6,173	$—	$—	$51,917
Inter-segment revenue	53	12	31	—	(96)	—
Total revenue	$14,664	$31,145	$6,204	$—	$(96)	$51,917
Adjusted net revenue, from external customers (a)	$13,702	$8,213	$3,658	$—	$—	$25,573
Inter-segment adjusted net revenue	16	(8)	(8)	—	—	—
Total adjusted net revenue	$13,718	$8,205	$3,650	$—	$—	$25,573
EBITDA (loss) (b)	$2,414	$2,027	$147	$(711)	$—	$3,877
Depreciation and amortization	(305)	(11)	(7)	(1)	—	(324)
Intercompany (expense) interest income, net	—	(75)	—	75	—	—
Interest (expense) income, net	—	1	—	1	—	2
(Provision for) benefit from income taxes	$(42)	$(531)	$16	$21	$—	$(536)
Net income (loss)	$2,067	$1,411	$156	$(615)	$—	$3,019

As of December 31, 2022
Accounts receivable, net	$9,015	$10,900	$6,355	$—	$—	$26,270
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,027	$963	$49	$25	$—	$10,064
Total assets	$23,775	$23,662	$9,568	$10,937	$—	$67,942

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Geographic Data Reporting
    A summary of revenues for the three months ended March 31, 2023 and 2022 and net assets by geographic area as of March 31, 2023 and 2022 and as of December 31, 2022, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended March 31, 2023
Revenue (a)	$24,372	$8,670	$6,149	$3,881	$43,072
For The Three Months Ended March 31, 2022
Revenue (a)	$28,386	$13,895	$5,773	$3,863	$51,917
As of March 31, 2023
Long-lived assets, net of accumulated depreciation and amortization (b)	$68	$8,764	$43	$887	$9,762
Net assets	$9,446	$24,351	$3,739	$8,859	$46,395
As of December 31, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$74	$9,070	$49	$871	$10,064
Net assets	$8,744	$25,204	$3,529	$8,315	$45,792

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 16 – STOCKHOLDER RIGHTS PLAN

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

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2022. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Estimates
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

    This MD&A discusses the results of the Company’s business for the three months ended March 31, 2023 and 2022.

Index
Current Market Conditions

Our clients’ demands for RPO recruiting and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the first quarter of 2023, market conditions continued to be challenging due to higher inflation, higher interest rates and decreased demand for labor in certain markets. We anticipate that the market conditions will continue to be challenging into the second quarter of 2023.

Economic conditions in most of the world’s major markets slowed in 2022. Higher than expected inflation in most markets, rising interest rates and the continuing impact of the Russian invasion of Ukraine, as well as new variants of the COVID-19 virus, have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. These impacts and expected future inflation and interest rate increases could have material adverse impacts on various aspects of our business in the future.

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

The following is a summary of the Company’s financial performance highlights for the three months ended March 31, 2023 and 2022. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.
Summary of Financial Performance Highlights for the Three Months Ended March 31, 2023
•Revenue was $43.1 million for the three months ended March 31, 2023, compared to $51.9 million for the same period in 2022, a decrease of $8.8 million, or 17.0%. The decrease in revenue was principally driven by declines in the Americas and Australia.
◦On a constant currency basis, the Company’s revenue decreased $6.6 million, or 13.4%, primarily due to a decrease in contracting revenue of $3.7 million, or 14.6%, while RPO recruitment revenue decreased by $3.0 million, or 12.1% compared to the same period in 2022.
•Adjusted net revenue was $21.8 million for the three months ended March 31, 2023, compared to $25.6 million for the same period in 2022, a decrease of $3.8 million, or 14.9%.
◦On a constant currency basis, adjusted net revenue decreased $3.0 million, or 12.2%, mainly due to a decrease in RPO recruitment adjusted net revenue of $3.0 million, or 12.6%, compared to the same period in 2022.
•SG&A and Non-Op was $21.3 million for the three months ended March 31, 2023, compared to $21.7 million for the same period in 2022, a decrease of $0.4 million or 2.0%.
◦On a constant currency basis, SG&A and Non-Op increased $0.3 million, or 1.5%, as compared to the same period in 2022. SG&A and Non-Op as a percentage of revenue was 49.4% for the three months ended March 31, 2023, compared to 42.1% for the same period in 2022.

Index
•EBITDA was $0.5 million for the three months ended March 31, 2023, compared to EBITDA of $3.9 million for the same period in 2022, a decrease in EBITDA of $3.4 million. On a constant currency basis, EBITDA decreased $3.2 million.
•Net income was $0.4 million for the three months ended March 31, 2023, compared to net income of $3.0 million for the same period in 2022, a decrease in net income of $2.7 million. On a constant currency basis, net income decreased $2.6 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2023 and 2022.

Index

	Three Months Ended March 31,
	2023	2022
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$9,272	$14,611	$(44)	$14,567
Asia Pacific	27,276	31,133	(1,608)	29,525
Europe	6,524	6,173	(555)	5,618
Total	$43,072	$51,917	$(2,207)	$49,710
Adjusted net revenue (a):
Americas	$8,922	$13,702	$(27)	$13,675
Asia Pacific	8,459	8,213	(432)	7,781
Europe	4,383	3,658	(320)	3,338
Total	$21,764	$25,573	$(779)	$24,794
SG&A and Non-Op (b):
Americas	$9,361	$11,304	$(111)	$11,193
Asia Pacific	7,046	6,178	(332)	5,846
Europe	3,924	3,503	(306)	3,197
Corporate	934	711	—	711
Total	$21,265	$21,696	$(749)	$20,947
Operating income (loss):
Americas	$(625)	$2,321	$(22)	$2,299
Asia Pacific	1,647	2,274	(121)	2,153
Europe	445	256	(20)	236
Corporate	(1,449)	(1,249)	—	(1,249)
Total	$18	$3,602	$(163)	$3,439
Net income, consolidated	$354	$3,019	$(103)	$2,916
EBITDA (loss) (c):
Americas	$(430)	$2,414	$(27)	$2,387
Asia Pacific	1,434	2,027	(98)	1,929
Europe	444	147	(13)	134
Corporate	(949)	(711)	—	(711)
Total	$499	$3,877	$(138)	$3,739

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2023	2022
Net income	$354	$3,019
Adjustments to Net income
Provision for income taxes	(139)	536
Interest income, net	(64)	(2)
Depreciation and amortization expense	348	324
Total adjustments from net income to EBITDA	145	858
EBITDA	$499	$3,877

Index
Results of Operations
Americas (reported currency)

Revenue -Americas

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$9.3	$14.6	$(5.3)	(37)%

    For the three months ended March 31, 2023, RPO recruitment revenue decreased by $4.9 million, or 35%, while contracting revenue decreased by $0.5 million, or 56% compared to the same period in 2022. The decrease in RPO recruitment and contracting revenue was primarily due to lower demand from existing clients.

Adjusted Net Revenue -Americas

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$8.9	$13.7	$(4.8)	(35)%
Adjusted net revenue as a percentage of revenue	96%	94%	N/A	N/A

    For the three months ended March 31, 2023, RPO recruitment adjusted net revenue decreased by $4.7 million, or 35%, and contracting revenue decreased $0.1 million, or 54%, compared to the same period in 2022. The decline in RPO recruitment and contracting adjusted net revenue was due to the same factors noted above for revenue.

    For the three months ended March 31, 2023, total adjusted net revenue as a percentage of revenue was 96%, compared to 94% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment to contracting revenue.

SG&A and Non-Op -Americas

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$9.4	$11.3	$(1.9)	(17)%
SG&A and Non-Op as a percentage of revenue	101%	77%	N/A	N/A

For the three months ended March 31, 2023, SG&A and Non-Op decreased $1.9 million, or 17%, compared to the same period in 2022, while SG&A and Non-Op as a percentage of revenue increased from 77% to 101%. The decrease in SG&A and Non-Op was principally due to lower consultant staff costs. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to declines in adjusted net revenue outpacing the decrease in consultant staff costs.

Index
Operating Income (Loss) and EBITDA -Americas

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating income (loss)	$(0.6)	$2.3	$(2.9)	(127)%
EBITDA (loss)	$(0.4)	$2.4	$(2.8)	(118)%
EBITDA (loss) as a percentage of revenue	(5)%	17%	N/A	N/A

For the three months ended March 31, 2023, operating loss was $0.6 million, compared to operating income of $2.3 million in 2022, and EBITDA loss was $0.4 million, or 5% of revenue, compared to EBITDA of $2.4 million, or 17% of revenue in 2022.
The decreases in operating income and EBITDA for the three months ended March 31, 2023, were primarily due to the Company’s lower adjusted net revenue.

Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$27.3	$29.5	$(2.2)	(8)%

For the three months ended March 31, 2023, RPO recruitment revenue increased $0.9 million, or 12%, while contracting revenue decreased by $3.1 million, or 14%, compared to 2022, as discussed below.

    In Australia, revenue decreased $2.5 million, or 9%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease was driven by a decline in contracting revenue of $3.4 million, or 16%, primarily due to the loss of a significant customer in the first quarter of 2022. While contracting revenue decreased, RPO recruitment revenue grew $0.9 million, or 17%, compared to 2022, primarily as the result of new client wins and higher demand from existing clients.

    In Asia, revenue increased $0.1 million, or 4%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase was due to new client wins and higher demand from existing clients.

Adjusted net revenue - Asia Pacific

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$8.5	$7.8	$0.7	9%
Adjusted net revenue as a percentage of revenue	31%	26%	N/A	N/A

For the three months ended March 31, 2023, RPO recruitment adjusted net revenue increased $0.6 million, or 9%, while contracting adjusted net revenue increased $0.1 million, or 7%, compared to the same period in 2022.

    In Australia, adjusted net revenue increased by $0.7 million, or 11%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $0.7 million, or 12%, compared to 2022.

Index

    In Asia, adjusted net revenue decreased slightly for the three months ended March 31, 2023, compared to the same period in 2022.

Total adjusted net revenue as a percentage of revenue was 31% for the three months ended March 31, 2023, compared to 26% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO recruitment revenue to contracting revenue.

SG&A and Non-Op - Asia Pacific

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$7.0	$5.8	$1.2	20%
SG&A and Non-Op as a percentage of revenue	26%	20%	N/A	N/A

For the three months ended March 31, 2023, SG&A and Non-Op increased $1.2 million, or 20%, compared to the same period in 2022. The increase in SG&A and Non-Op was primarily due to higher consultant staff costs.

For the three months ended March 31, 2023, SG&A and Non-Op as a percentage of revenue was 26%, as compared to 20%, for the same period in 2022. The increase in SG&A and Non-Op as a percentage of revenue was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$1.6	$2.2	$(0.5)	(23)%
EBITDA	$1.4	$1.9	$(0.5)	(26)%
EBITDA as a percentage of revenue	5%	7%	N/A	N/A

For the three months ended March 31, 2023, operating income was $1.6 million, compared to operating income of $2.2 million in 2022, and EBITDA was $1.4 million, or 5% of revenue, compared to EBITDA of $1.9 million, or 7% of revenue, in 2022.

The decrease in operating income and EBITDA was principally due to the change in SG&A and Non-Op, as described above.

Index
Europe (constant currency)
Revenue - Europe

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$6.5	$5.6	$0.9	16%
    For the three months ended March 31, 2023, RPO recruitment revenue increased by $1.0 million, or 28%, while contracting revenue decreased by $0.1 million or 4%, compared to the same period in 2022, as further discussed below.

    In the U.K., for the three months ended March 31, 2023, revenue increased by $0.9 million, or 17%. The change was principally driven by increases in RPO recruitment revenue of $1.0 million, due to higher demand from existing clients and the implementation of new client contracts.

    In Continental Europe, total revenue was $0.4 million for the three months ended March 31, 2023, a decrease of 3% compared to 2022, due to lower demand from existing recruitment clients.

Adjusted Net Revenue - Europe

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$4.4	$3.3	$1.0	31%
Adjusted net revenue as a percentage of revenue	67%	59%	N/A	N/A

For the three months ended March 31, 2023, adjusted net revenue increased by $1.0 million, or 31%, driven by an increase in RPO recruitment of $1.1 million, 33% led by the U.K. as discussed below.

    In the U.K., total adjusted net revenue for the three months ended March 31, 2023 increased by $1.1 million, or 35%, compared to 2022. The increase was driven by an increase in RPO recruitment adjusted net revenue, which also increased by $1.1 million, or 37%, compared to 2022.

    In Continental Europe, total adjusted net revenue was $0.4 million for the three months ended March 31, 2023, a decrease of 2% compared to 2022, due to lower demand from existing clients.

SG&A and Non-Op - Europe

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$3.9	$3.2	$0.7	23%
SG&A and Non-Op as a percentage of revenue	60%	57%	N/A	N/A

For the three months ended March 31, 2023, SG&A and Non-Op increased $0.7 million, or 23%, compared to the same period in 2022. The increase in SG&A and Non-Op was primarily the result of higher consultant staff costs in the current year.

Index
For the three months ended March 31, 2023, SG&A and Non-Op as a percentage of revenue was 60%, compared to 57% in 2022. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the higher consultant staff costs.

Operating Income and EBITDA - Europe

	Three Months Ended March 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income	$0.4	$0.2	$0.2	89%
EBITDA	$0.4	$0.1	$0.3	231%
EBITDA as a percentage of revenue	7%	2%	N/A	N/A

    For the three months ended March 31, 2023, operating income was $0.4 million, compared to operating income of $0.2 million for the same period in 2022, and EBITDA was $0.4 million, or 7% of revenue, compared to EBITDA of $0.1 million for the same period in 2022.
The increases in operating income and EBITDA for the three months ended March 31, 2023 were principally due to the increases in RPO recruitment revenue noted above.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $0.9 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022. The increase was primarily due to higher professional fees, lower corporate allocations and higher travel and entertainment expense.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.3 million for each of the three months ended March 31, 2023 and 2022. The amortization expense was driven by $0.2 million of amortization expense in connection with the Karani Acquisition, and $0.1 million of amortization expense in connection with the Coit Acquisition. (See Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).

Other Income (expense), Net

Other income, net was $0.1 million for the three months ended March 31, 2023, compared to other expense, net of $0.0 million in 2022.

Provision for Income Taxes

    The benefit from income taxes for the three months ended March 31, 2023, was $0.1 million on $0.2 million of pre-tax income, compared to a provision for income tax of $0.5 million on $3.6 million of pre-tax income for the same period in 2022. The effective tax rates for the three months ended March 31, 2023 and 2022 were negative 65% and positive 15%, respectively. For the three months ended March 31, 2023, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. For the three months ended March 31, 2022, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.

Index
Net Income

    Net income was $0.4 million for the three months ended March 31, 2023, compared to net income of $3.0 million for the three months ended March 31, 2022. Basic and diluted earnings per share were $0.12 and $0.11, respectively, for the three months ended March 31, 2023, compared to basic and diluted earnings per share of $1.02 and $0.97, respectively, for the same period in 2022. The decrease in net income is primarily attributable to the impact of lower demand from existing clients.

Liquidity and Capital Resources

    As of March 31, 2023, cash and cash equivalents and restricted cash totaled $22.3 million, compared to $27.5 million as of December 31, 2022. The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
$ in millions	2023	2022
Net cash used in operating activities	$(5.0)	$(2.4)
Net cash used in investing activities	—	(0.1)
Net cash used in financing activities	(0.2)	(0.2)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	0.1
Net increase in cash, cash equivalents, and restricted cash	$(5.2)	$(2.6)

Cash Flows from Operating Activities

    For the three months ended March 31, 2023, net cash used by operating activities was $5.0 million, compared to $2.4 million of net cash used in operating activities in 2022, resulting in an increase of $2.6 million. The increase in cash used resulted principally from lower net income, partially offset by the Company’s more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the three months ended March 31, 2022, net cash used in investing activities was $0.1 million, relating to capital expenditures.

Cash Flows from Financing Activities

    For the three months ended March 31, 2023, net cash used in financing activities was $0.2 million. The net cash used in financing activities was attributable to the cash paid for the net settlement of employee restricted stock units.

Index
Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $5 for the three months ended March 31, 2023 and 2022, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2023.
Liquidity and Capital Resources Outlook

    As of March 31, 2023, the Company had cash and cash equivalents on hand of $21.9 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. In addition, the Company has a promissory note outstanding of $1.3 million, in connection with the Karani Acquisition. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of March 31, 2023. The Company’s near-term cash requirements during 2023 are primarily related to the funding of the Company’s operations. For the full year 2023, the Company expects to make capital expenditures of less than $1.0 million.
    As of March 31, 2023, $10.1 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($4.9 million), Hong Kong ($1.3 million), India ($1.1 million), China ($1.0 million), the U.K. ($1.0 million), Singapore ($0.7 million), Belgium ($0.6 million), and Switzerland ($0.4 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.
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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of March 31, 2023 and December 31, 2022. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters,

Index
individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 14, 2023 and incorporated by reference herein. There were no changes to the Company’s critical accounting estimates during the three months ended March 31, 2023.

FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) rising inflationary pressures and interest rates, (3) the adverse impacts of the coronavirus, or COVID-19 pandemic, (4) the Company’s ability to successfully achieve its strategic initiatives, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to operate successfully as a company focused on its RPO business, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the loss of or material reduction in our business with any of the Company’s largest customers, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company’s markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company’s investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 pandemic and Russia-Ukraine conflict, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (17) the Company’s ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company’s stock price, (24) the impact of government regulations, (25) restrictions imposed by blocking arrangements, (26) a material weakness in our internal control over financial reporting that could have a significant adverse effect on our business and the price of our common stock, and (27) those risks set forth in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. As a result of the material weakness identified below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023.
In connection with the preparation of the audited financial statements to be included in the 2022 Annual Report on Form 10-K, management identified a material weakness in the design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction involving a discretionary bonus paid by the Company on behalf of a customer. The material weakness resulted in an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the three month and six month periods ended June 30, 2022 and the nine-month period ended September 30, 2022. The Company’s remediation plan is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control Over Financial Reporting
    Other than the material weakness discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2023 - January 31, 2023	—	$—	—	$572,226
February 1, 2023 - February 28, 2023	—	$—	—	$572,226
March 1, 2023 - March 31, 2023	—	$—	—	$572,226
Total	—	$—	—	$572,226

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization does not expire. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q for further details. As of March 31, 2023, the Company had repurchased an aggregate of 465,178 shares for a total cost of approximately $9.4 million under this authorization. There were no share repurchases by the Company during the three months ended March 31, 2023 and 2022. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	May 11, 2023	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2023	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)