Form 10-Q
period 2023-06-30
Hudson Global, Inc.
filed 2023-08-10
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2023
Common Stock - $0.001 par value	2,823,210

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$44,897	$56,723	$87,969	$108,640

Operating expenses:
Direct contracting costs and reimbursed expenses	22,314	29,449	43,622	55,793
Salaries and related	17,393	19,221	34,871	37,482
Office and general	2,549	2,757	5,488	5,188
Marketing and promotion	932	1,079	1,913	2,034
Depreciation and amortization	354	337	702	661
Total operating expenses	43,542	52,843	86,596	101,158
Operating income	1,355	3,880	1,373	7,482
Non-operating income (expense):
Interest income, net	130	3	194	5
Other (expense) income, net	(50)	(9)	83	(58)
Income before income taxes	1,435	3,874	1,650	7,429
Provision for income taxes	857	781	718	1,317
Net income	$578	$3,093	$932	$6,112
Earnings per share:
Basic	$0.19	$1.02	$0.30	$2.04
Diluted	$0.18	$0.98	$0.30	$1.95
Weighted-average shares outstanding:
Basic	3,084	3,028	3,059	2,997
Diluted	3,138	3,146	3,130	3,132

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$578	$3,093	$932	$6,112
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes	(54)	(1,412)	(63)	(1,275)
Total other comprehensive loss, net of income taxes	(54)	(1,412)	(63)	(1,275)
Comprehensive income	$524	$1,681	$869	$4,837

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$22,638	$27,123
Accounts receivable, less allowance for expected credit losses of $102 and $51, respectively	27,462	26,270
Restricted cash, current	169	160
Prepaid and other	2,795	1,959
Total current assets	53,064	55,512
Property and equipment, net of accumulated depreciation of $1,086 and $950, respectively	555	673
Operating lease right-of-use assets	1,271	685
Deferred tax assets, net	1,792	1,475
Restricted cash	197	194
Goodwill	4,879	4,875
Intangible assets, net of accumulated amortization of $2,207 and $1,647, respectively	3,974	4,516
Other assets	14	12
Total assets	$65,746	$67,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,323	$1,678
Accrued salaries, commissions, and benefits	8,204	11,584
Accrued expenses and other current liabilities	7,812	6,273
Note payable – short term	—	1,250
Operating lease obligations, current	569	337
Total current liabilities	17,908	21,122
Income tax payable	—	81
Operating lease obligations	702	348
Other liabilities	452	599
Total liabilities	19,062	22,150
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,889 and 3,823 shares issued; 2,823 and 2,794 shares outstanding, respectively	4	4
Additional paid-in capital	492,423	491,567
Accumulated deficit	(426,513)	(427,394)
Accumulated other comprehensive loss, net of applicable tax	(1,702)	(1,639)
Treasury stock, 1,066 and 1,029 shares, respectively, at cost	(17,528)	(16,746)
Total stockholders’ equity	46,684	45,792
Total liabilities and stockholders’ equity	$65,746	$67,942

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$932	$6,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	702	661
Provision for expected credit losses	—	11
Benefit from deferred income taxes	(345)	(232)
Stock-based compensation	856	1,241
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(1,231)	(7,353)
Increase in prepaid and other assets	(849)	(394)
(Increase) decrease in accounts payable, accrued expenses and other liabilities	(2,370)	5,135
Net cash (used in) provided by operating activities	(2,305)	5,181
Cash flows from investing activities:
Capital expenditures	(39)	(130)
Net cash used in investing activities	(39)	(130)
Cash flows from financing activities:
Payments for business acquisition liabilities	(1,250)	—
Purchase of treasury stock	(573)	—
Cash paid for net settlement of employee restricted stock units	(209)	(226)
Net cash used in financing activities	(2,032)	(226)
Effect of exchange rates on cash, cash equivalents and restricted cash	(97)	(734)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,473)	4,091
Cash, cash equivalents, and restricted cash, beginning of the period	27,477	22,113
Cash, cash equivalents, and restricted cash, end of the period	$23,004	$26,204
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$195	$6
Net cash payments during the period for income taxes	$1,188	$1,614
Cash paid for amounts included in operating lease liabilities	$264	$264
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$837	$772

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,824	$46,395	2,805	$42,792	2,794	$45,792	2,707	$39,316

Common stock and additional paid-in capital:
Beginning balance	3,861	492,044	3,799	489,799	3,823	491,571	3,694	489,253
Stock-based compensation expense	28	383	17	695	66	856	122	1,241
Ending balance	3,889	492,427	3,816	490,494	3,889	492,427	3,816	490,494

Treasury stock:
Beginning balance	(1,037)	(16,910)	(994)	(15,555)	(1,029)	(16,746)	(987)	(15,329)
Purchase of treasury stock	(27)	(573)	—	—	(27)	(573)	—	—
Purchase of net settled restricted stock from employees	(2)	(45)	—	—	(10)	(209)	(7)	(226)
Ending balance	(1,066)	(17,528)	(994)	(15,555)	(1,066)	(17,528)	(994)	(15,555)

Accumulated other comprehensive income (loss):
Beginning balance		(1,648)		52		(1,639)		(85)
Other comprehensive loss		(54)		(1,412)		(63)		(1,275)
Ending balance		(1,702)		(1,360)		(1,702)		(1,360)

Accumulated deficit:
Beginning balance		(427,091)		(431,504)		(427,394)		(434,523)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses		—		—		(51)		—
Net income		578		3,093		932		6,112
Ending balance		(426,513)		(428,411)		(426,513)		(428,411)

Total stockholders’ equity, ending balance	2,823	$46,684	2,822	$45,168	2,823	$46,684	2,822	$45,168

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

NOTE 2 – DESCRIPTION OF BUSINESS

    The Company is comprised of the operations, assets, and liabilities of the Company’s three regional businesses: the Americas, Asia Pacific, and Europe. The Company delivers Recruitment Process Outsourcing (“RPO”), services consisting of permanent recruitment and contracting outsourced recruitment solutions. These services are tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.

The Company’s core service offering is RPO, consisting of RPO Recruitment and Contracting. The Company provides complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO Recruitment services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.
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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. Bonuses approved and paid to our contracting employees were approximately $0.5 million in the three and six months ended June 30, 2023, and $6.1 million in the three and six months ended June 30, 2022.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, deferred revenue was $70 and $170, respectively.

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

    RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting services for clients’ permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fees and variable consideration. Variable consideration is constrained by candidates accepting offers of permanent employment. We recognize revenue on fixed fees as the performance obligations are satisfied and variable fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

	Three Months Ended June 30,
	2023	2022
RPO Recruitment	$21,919	$26,714
Contracting	22,978	30,009
Total Revenue	$44,897	$56,723

	Six Months Ended June 30,
	2023	2022
RPO Recruitment	$43,440	$51,974
Contracting	44,529	56,666
Total Revenue	$87,969	$108,640

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – ACCOUNT RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $8,298 and $8,523 as of June 30, 2023 and December 31, 2022, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

Allowance for Expected Credit Losses

The allowance for doubtful accounts is estimated based on the CECL model and it takes into account information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. It represents the aggregate amount of credit risk arising from the inability of specific clients to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, changes in customer financial stability, payment terms or practices, and effect of market conditions on each customer. Other factors include, but are not limited to, current economic conditions and forward-looking estimates. Our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional provisions for expected credit losses in future periods. The risk of credit losses may be mitigated to the extent that we received a retainer from some of our clients prior to performing services. Changes in allowance for doubtful accounts are recorded in office and general expenses on the Condensed Consolidated Statements of Operations and were not material for the three and six months ended June 30, 2023. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate. Our billed accounts receivables are written off when the potential for recovery is considered remote.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 2 – Recent Accounting Pronouncements), the allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for expected credit losses as a percent of gross accounts receivable increased to 0.4% at June 30, 2023 from 0.2% at December 31, 2022.

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
Accounts Receivable:	2023	2022
Billed receivables	$19,266	$17,798
Unbilled receivables	8,298	8,523
Accounts Receivable, Gross	$27,564	$26,321
Allowance for expected credit losses	(102)	(51)
Accounts Receivable, Net	$27,462	$26,270

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$102	$197	$51	$196
Provision for expected credit losses	—	2	—	11
Write-offs	—	(135)	—	(143)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	—	51	—
Ending Balance	$102	$64	$102	$64

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

The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,260, which consists of the amount paid in cash of $1,064, a working capital adjustment of $47, net of an owner receivable of $28, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in India. The purchase price included $314 of cash and cash equivalents acquired. As of June 30, 2023, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is based on achievement of 70% of the specified revenue targets. These fair value estimates are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023.

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company will continue to reassess the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. This contingent consideration will be remeasured quarterly. If, as a result of remeasurement, the value of the contingent

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
consideration changes, any charges or income will be marked to market and included in “Other income (expense), net” on the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

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

The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2023 included revenue of $21 and $40, respectively, and net loss of $13 and $29, from HnB, respectively.

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

Karani, LLC

On October 29, 2021, the Company entered into a membership interest purchase agreement (the “MIPA”) by and among the Company, Hudson Global Resources Management, Inc. (“HGRM”), a wholly owned subsidiary of the Company, and Daniel Williams (“Williams”), and completed the acquisition by HGRM of all of the membership interests of Karani, LLC, (the “Karani Acquisition”).

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Karani, LLC (“Karani”) partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries to customers primarily located in the United States. On the date of acquisition, Karani had approximately 560 employees in India and 120 employees in the Philippines.

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

The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2023 included revenue of $1,573 and $3,410, and net loss of $306 and $600, respectively, from Karani.

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
Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives on the date of the Karani Acquisition.

	Fair Value	Useful Life
Developed technology	$640	3 years
Customer lists	2,800	6 years
Trade name	1,100	10 years
Total identifiable assets	$4,540

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisition of HnB as if the transaction had occurred on January 1, 2022.

	June 30, 2022
	Three Months Ended	Six Months Ended
Revenue	$56,776	$108,801
Net income	$3,080	$6,133

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three and six months ended June 30, 2023 and 2022. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the HnB Acquisition taken place on January 1, 2022.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of June 30, 2023, there were 214,551 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the six months ended June 30, 2023, the Company granted 28,841 restricted stock units subject to performance vesting conditions for the year ended December 31, 2023. For the six months ended June 30, 2022, the Company granted 50,160 restricted stock units subject to performance vesting conditions for the year ended December 31, 2022, and granted 4,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the six months ended June 30, 2023 was as follows:

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2023, the Company granted 3,710 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of June 30, 2023, 247,126 restricted stock units are deferred under the Company’s ISAP.
For the three and six months ended June 30, 2023 and 2022, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted shares of common stock	$—	$32	$16	$74
Restricted stock units	383	663	840	1,167
Total	$383	$695	$856	$1,241

Restricted Stock Units
    As of June 30, 2023, the Company had $1,254 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.7 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the six months ended June 30, 2023 and 2022 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30, 2023
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2023	130,186	$23.56	33,390	$20.31	163,576	$22.89
Granted	28,841	$22.27	3,710	$21.31	32,551	$22.16
Shares earned above target (a)	3,940	$35.72	—	$—	3,940	$35.72
Vested	(58,834)	$22.10	(12,373)	$19.13	(71,207)	$21.59
Forfeited	(8,869)	$35.10	(1,700)	$14.54	(10,569)	$31.79
Unvested restricted stock units at June 30, 2023	95,264	$23.49	23,027	$21.53	118,291	$23.11
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Six Months Ended June 30, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2022	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	50,160	$35.37	11,411	$38.39	61,571	$35.93
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(78,251)	$15.99	(15,246)	$26.10	(93,497)	$17.63
Forfeited	—	$—	(3,675)	$16.04	(3,675)	$16.04
Unvested restricted stock units at June 30, 2022	130,186	$23.56	38,990	$19.97	169,176	$22.73

(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Shares of Common Stock
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. (“Coit Acquisition”), of which all had vested as of June 30, 2023. As of June 30, 2023, the Company did not have any unrecognized stock-based compensation expense related to unvested restricted shares of common stock issued in connection with the Coit Acquisition.
Changes in the Company’s restricted shares of common stock for the six months ended June 30, 2023 and 2022, were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30,
	2023		2022
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1	17,410	$9.57	34,818	$9.57
Vested	(17,410)	$9.57	(17,408)	$9.57
Unvested restricted shares of common stock at June 30,	—	$—	17,410	$9.57

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
Effective Tax Rate
    The provision for income taxes for the six months ended June 30, 2023 was $718 on a pre-tax income of $1,650, compared to a provision for income taxes of $1,317 on pre-tax income of $7,429 for the same period in 2022. The Company’s effective income tax rate was positive 44% and positive 18% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. For the six months ended June 30, 2022, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
    As of June 30, 2023 and December 31, 2022, the Company had $60 and $360, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of June 30, 2023 and December 31, 2022, the Company had $24 and $129, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
The statute of limitations for capital gains taxes on the transfer of shares in Spain lapsed in January 2023. The FIN48 reserve for Spain capital gains taxes, interest, and penalties of approximately $408 was released as a tax benefit in the first quarter of 2023.
        Based on information available as of June 30, 2023, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $84 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
statutes of limitations for those years when the NOLs are used expire. As of June 30, 2023, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2022 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of June 30, 2023 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of June 30, 2023 and December 31, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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
    A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share (“EPS”):
Basic	$0.19	$1.02	$0.30	$2.04
Diluted	$0.18	$0.98	$0.30	$1.95
EPS numerator - basic and diluted:
Net income	$578	$3,093	$932	$6,112
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,084	3,028	3,059	2,997
Common stock equivalents: restricted stock units and restricted shares of common stock	54	118	71	135
Weighted average number of common stock outstanding - diluted	3,138	3,146	3,130	3,132

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

    The weighted average number of shares outstanding used in the computation of diluted net earnings per share for the three and six months ended June 30, 2023 and 2022 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested restricted shares of common stock	—	—	—	—
Unvested restricted stock units	—	30,493	497	15,338
Total	—	30,493	497	15,338

NOTE 10– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $687 on August 19, 2022 in connection with the HnB Acquisition (See Note 6 for further information on the HnB Acquisition).

For the six months ended June 30, 2023 and the twelve months ended December 31, 2022, the changes in carrying amount of goodwill were as follows:

Carrying Value
2023
Goodwill, January 1,	$4,875
Acquisition	—
Currency translation	4
Goodwill, June 30, 2023	$4,879

Carrying Value
2022
Goodwill, January 1,	$4,219
Acquisition	687
Currency translation	(31)
Goodwill, December 31, 2022	$4,875

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Intangible Assets
The Company’s intangible assets consisted of the following components as of June 30, 2023 and December 31, 2022:

June 30, 2023	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.1	$118	$(92)	$26
Trade name	7.2	1,548	(412)	1,136
Customer lists	3.9	3,858	(1,345)	2,513
Developed technology	1.4	657	(358)	299
		$6,181	$(2,207)	$3,974

December 31, 2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.6	$118	$(85)	$33
Trade name	7.6	1,548	(312)	1,236
Customer lists	4.4	3,857	(1,001)	2,856
Developed technology	1.8	640	(249)	391
		$6,163	$(1,647)	$4,516

Amortization expense for the three and six months ended June 30, 2023 was $280 and $560, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the six months ended June 30, 2023 and 2022.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2023, and for each of the next fiscal years are as follows:

2023	$559
2024	1,082
2025	822
2026	586
2027	505
Thereafter	420
$3,974

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2023 Beginning Balance	Acquisition	Amortization	Translation and Other	June 30, 2023 Ending Balance
Non-compete agreements	$33	$—	$(7)	$—	$26
Trade name	1,236	—	(100)	—	1,136
Customer lists	2,856	—	(343)	—	2,513
Developed technology	391	—	(110)	18	299
	$4,516	$—	$(560)	$18	$3,974

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company did not have any legal reserves as of June 30, 2023 and December 31, 2022.
Operating Leases
    Our office space leases have lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the six months ended June 30, 2023 and 2022 were $588 and $586, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of June 30, 2023 was 2.4 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of June 30, 2023, future minimum operating lease payments are as follows:

	2023	2024	2025	2026	2027	Total
Minimum lease payments	$300	$539	$331	$93	$8	$1,271

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $9 for the three and six months ended June 30, 2023, respectively, and $4 and $9 for the three and six months ended June 30, 2022, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2023.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss, net of applicable tax, consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Foreign currency translation adjustments	$(1,702)	$(1,639)
Accumulated other comprehensive loss	$(1,702)	$(1,639)

NOTE 13 – STOCKHOLDERS’ EQUITY
Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock. The Company has repurchased shares from time to time as market conditions warrant. This authorization does not expire. During the six months ended June 30, 2023, the Company repurchased 27,277 shares of its common stock on the open market for $573. In the same period last year, no repurchases of shares were made by the Company under this authorization. As of June 30, 2023, under the July 30, 2015 authorization, the Company had repurchased an aggregate of 492,455 shares for a total cost of $10,000, completing the authorization.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 14 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of June 30, 2023, no securities had been offered or issued under the registration statement.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended June 30, 2023
Revenue, from external customers	$8,569	$28,402	$7,926	$—	$—	$44,897
Inter-segment revenue	102	—	—	—	(102)	—
Total revenue	$8,671	$28,402	$7,926	$—	$(102)	$44,897
Adjusted net revenue, from external customers (a)	$8,321	$9,581	$4,681	$—	$—	$22,583
Inter-segment adjusted net revenue	102	(58)	(15)	—	(29)	—
Total adjusted net revenue	$8,423	$9,523	$4,666	$—	$(29)	$22,583
EBITDA (loss) (b)	$(466)	$2,131	$851	$(857)	$—	$1,659
Depreciation and amortization	(312)	(32)	(8)	(2)	—	(354)
Intercompany dividend/interest (expense) income, net	—	(127)	1,218	127	(1,218)	—
Interest income, net	—	2	—	128	—	130
Provision for income taxes	(73)	(552)	(299)	67	—	(857)
Net income (loss)	$(851)	$1,422	$1,762	$(537)	$(1,218)	$578

For The Six Months Ended June 30, 2023
Revenue, from external customers	$17,841	$55,678	$14,450	$—	$—	$87,969
Inter-segment revenue	111	—	(24)	—	(87)	—
Total revenue	$17,952	$55,678	$14,426	$—	$(87)	$87,969
Adjusted net revenue, from external customers (a)	$17,243	$18,040	$9,064	$—	$—	$44,347
Inter-segment adjusted net revenue	111	(38)	(47)	—	(26)	—
Total adjusted net revenue	$17,354	$18,002	$9,017	$—	$(26)	$44,347
EBITDA (loss) (b)	$(896)	$3,565	$1,295	$(1,806)	$—	$2,158
Depreciation and amortization	(623)	(59)	(15)	(5)	—	(702)
Intercompany dividend/interest (expense) income, net	—	(247)	1,218	247	(1,218)	—
Interest income, net	—	4	—	190	—	194
Provision for income taxes	155	(920)	(413)	460	—	(718)
Net income (loss)	$(1,364)	$2,343	$2,085	$(914)	$(1,218)	$932

As of June 30, 2023
Accounts receivable, net	$7,478	$14,069	$5,915	$—	$—	$27,462
Long-lived assets, net of accumulated depreciation and amortization (c)	$8,431	$915	$43	$19	$—	$9,408
Total assets	$20,668	$25,170	$11,268	$8,640	$—	$65,746

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended June 30, 2022
Revenue, from external customers	$14,415	$29,944	$12,364	$—	$—	$56,723
Inter-segment revenue	46	—	7	—	(53)	—
Total revenue	$14,461	$29,944	$12,371	$—	$(53)	$56,723
Adjusted net revenue, from external customers (a)	$13,809	$9,174	$4,291	$—	$—	$27,274
Inter-segment adjusted net revenue	45	(45)	(4)	—	4	—
Total adjusted net revenue (a)	$13,854	$9,129	$4,287	$—	$4	$27,274
EBITDA (loss) (b)	$2,291	$2,262	$551	$(896)	$—	$4,208
Depreciation and amortization	(321)	(9)	(6)	(1)	—	(337)
Intercompany (expense) interest income, net	—	(81)	1,214	1,300	(2,433)	—
Interest (expense) income, net	—	1	—	2	—	3
Provision for income taxes	(26)	(544)	(92)	(119)	—	(781)
Net income (loss)	$1,944	$1,629	$1,667	$286	$(2,433)	$3,093

For The Six Months Ended June 30, 2022
Revenue, from external customers	$29,026	$61,077	$18,537	$—	$—	$108,640
Inter-segment revenue	99	12	38	—	(149)	—
Total revenue	$29,125	$61,089	$18,575	$—	$(149)	$108,640
Adjusted net revenue, from external customers (a)	$27,511	$17,387	$7,949	$—	$—	$52,847
Inter-segment adjusted net revenue	61	(53)	(12)	—	4	—
Total adjusted net revenue	$27,572	$17,334	$7,937	$—	$4	$52,847
EBITDA (loss) (b)	$4,705	$4,289	$698	$(1,607)	$—	$8,085
Depreciation and amortization	(626)	(20)	(13)	(2)	—	(661)
Intercompany (expense) interest income, net	—	(156)	1,214	1,375	(2,433)	—
Interest (expense) income, net	—	2	—	3	—	5
(Provision for) benefit from income taxes	(68)	(1,075)	(76)	(98)	—	(1,317)
Net income (loss)	$4,011	$3,040	$1,823	$(329)	$(2,433)	$6,112

As of December 31, 2022
Accounts receivable, net	$9,015	$10,900	$6,355	$—	$—	$26,270
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,027	$963	$49	$25	$—	$10,064
Total assets	$23,775	$23,662	$9,568	$10,937	$—	$67,942

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

Geographic Data Reporting
    A summary of revenues for the three and six months ended June 30, 2023 and 2022 and net assets by geographic area as of June 30, 2023 and 2022 and as of December 31, 2022, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended June 30, 2023
Revenue (a)	$25,422	$8,125	$7,547	$3,803	$44,897
For The Three Months Ended June 30, 2022
Revenue (a)	$26,724	$13,866	$11,946	$4,187	$56,723
For The Six Months Ended June 30, 2023
Revenue (a)	$49,794	$16,795	$13,696	$7,684	$87,969
For The Six Months Ended June 30, 2022
Revenue (a)	$55,110	$27,762	$17,720	$8,048	$108,640
As of June 30, 2023
Long-lived assets, net of accumulated depreciation and amortization (b)	$61	$8,452	$43	$852	$9,408
Net assets	$10,904	$23,987	$3,866	$7,927	$46,684
As of December 31, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$74	$9,070	$49	$871	$10,064
Net assets	$8,744	$25,204	$3,529	$8,315	$45,792

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

NOTE 17 – SUBSEQUENT EVENT

On August 8, 2023, the Company’s Board of Directors authorized and approved a stock repurchase program for up to $5 million of outstanding shares of the Company’s common stock. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

    This MD&A discusses the results of the Company’s business for the three and six months ended June 30, 2023 and 2022.

Index
Current Market Conditions

Our clients’ demands for RPO recruiting and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the second quarter of 2023, market conditions continued to be challenging due to higher inflation, higher interest rates and decreased demand for labor in certain markets. We anticipate that the market conditions will continue to be challenging into the third quarter of 2023.

Economic conditions in most of the world’s major markets slowed in 2022. Higher than expected inflation in most markets and rising interest rates have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. These impacts and expected future inflation and interest rate increases could have material adverse impacts on various aspects of our business in the future.

The continued economic uncertainty has also resulted in volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars.

COVID-19 Pandemic

The COVID-19 pandemic affected the Company’s operations in prior years and may continue to do so in the future. The COVID-19 pandemic may impact the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation, having impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, as well as the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, are uncertain.

The following is a summary of the Company’s financial performance highlights for the three and six months ended June 30, 2023 and 2022. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended June 30, 2023

•Revenue was $44.9 million for the three months ended June 30, 2023, compared to $56.7 million for the same period in 2022, a decrease of $11.8 million, or 20.8%. The decrease in revenue was principally driven by declines in the Americas and the U.K.
◦On a constant currency basis, the Company’s revenue decreased $9.7 million, or 17.7%, primarily due to a decrease in contracting revenue of $5.4 million, or 19.1%, while RPO recruitment revenue decreased by $4.3 million, or 16.3%, compared to the same period in 2022.
•Adjusted net revenue was $22.6 million for the three months ended June 30, 2023, compared to $27.3 million for the same period in 2022, a decrease of $4.7 million, or 17.2%.
◦On a constant currency basis, adjusted net revenue decreased $4.1 million, or 15.4%, primarily due to a decrease in RPO recruitment adjusted net revenue of $4.1 million, or 16.0%, compared to the same period in 2022.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $20.9 million for the three months ended June 30, 2023, compared to $23.1 million for the same period in 2022, a decrease of $2.1 million, or 9.3%.
◦On a constant currency basis, SG&A and Non-Op decreased $1.6 million, or 7.3%, as compared to the same period in 2022. SG&A and Non-Op as a percentage of revenue was 46.6% for the three months ended June 30, 2023, compared to 41.3% for the same period in 2022.
•EBITDA was $1.7 million for the three months ended June 30, 2023, compared to EBITDA of $4.2 million for the same period in 2022, a decrease in EBITDA of $2.5 million. On a constant currency basis, EBITDA decreased $2.4 million.

Index
•Net income was $0.6 million for the three months ended June 30, 2023, compared to net income of $3.1 million for the same period in 2022, a decrease in net income of $2.5 million. On a constant currency basis, net income decreased $2.4 million.
Summary of Financial Performance Highlights for the Six Months Ended June 30, 2023
•Revenue was $88.0 million for the six months ended June 30, 2023, compared to $108.6 million for the same period in 2022, a decrease of $20.7 million, or 19.0%. The decrease in revenue was principally driven by declines in the Americas and Australia.
◦On a constant currency basis, the Company’s revenue decreased $16.3 million, or 15.6%, primarily due to a decrease in contracting revenue of $9.1 million, or 16.9%, while RPO recruitment revenue decreased by $7.2 million, or 14.3% compared to the same period in 2022.
•Adjusted net revenue was $44.3 million for the six months ended June 30, 2023, compared to $52.8 million for the same period in 2022, a decrease of $8.5 million, or 16.1%.
◦On a constant currency basis, adjusted net revenue decreased $7.2 million, or 13.9%, primarily due to a decrease in RPO recruitment adjusted net revenue of $7.1 million, or 14.4%, compared to the same period in 2022.
•SG&A and Non-Op was $42.2 million for the six months ended June 30, 2023, compared to $44.8 million for the same period in 2022, a decrease of $2.6 million, or 5.7%.
◦On a constant currency basis, SG&A and Non-Op decreased $1.3 million, or 3.0%, as compared to the same period in 2022. SG&A and Non-Op as a percentage of revenue was 48.0% for the six months ended June 30, 2023, compared to 41.7% for the same period in 2022.
•EBITDA was $2.2 million for the six months ended June 30, 2023, compared to EBITDA of $8.1 million for the same period in 2022, a decrease in EBITDA of $5.9 million. On a constant currency basis, EBITDA decreased $5.6 million.
•Net income was $0.9 million for the six months ended June 30, 2023, compared to net income of $6.1 million for the same period in 2022, a decrease in net income of $5.2 million. On a constant currency basis, net income decreased $5.0 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2023 and 2022.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022			2023	2022
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$8,569	$14,415	$(31)	$14,384	$17,841	$29,026	$(75)	$28,951
Asia Pacific	28,402	29,944	(1,715)	28,229	55,678	61,077	(3,323)	57,754
Europe	7,926	12,364	(408)	11,956	14,450	18,537	(963)	17,574
Total	$44,897	$56,723	$(2,154)	$54,569	$87,969	$108,640	$(4,361)	$104,279
Adjusted net revenue (a):
Americas	$8,321	$13,809	$(30)	$13,779	$17,243	$27,511	$(57)	$27,454
Asia Pacific	9,581	9,174	(506)	8,668	18,040	17,387	(938)	16,449
Europe	4,681	4,291	(32)	4,259	9,064	7,949	(352)	7,597
Total	$22,583	$27,274	$(568)	$26,706	$44,347	$52,847	$(1,347)	$51,500
SG&A and Non-Op (b):
Americas	$8,889	$11,563	$(92)	$11,471	$18,250	$22,867	$(203)	$22,664
Asia Pacific	7,391	6,867	(376)	6,491	14,437	13,045	(708)	12,337
Europe	3,815	3,736	(35)	3,701	7,739	7,239	(341)	6,898
Corporate	829	900	—	900	1,763	1,611	—	1,611
Total	$20,924	$23,066	$(503)	$22,563	$42,189	$44,762	$(1,252)	$43,510
Operating income (loss):
Americas	$(555)	$2,093	$(16)	$2,077	$(1,180)	$4,414	$(38)	$4,376
Asia Pacific	2,463	2,575	(144)	2,431	4,110	4,849	(265)	4,584
Europe	901	681	1	682	1,346	937	(19)	918
Corporate	(1,454)	(1,469)	—	(1,469)	(2,903)	(2,718)	—	(2,718)
Total	$1,355	$3,880	$(159)	$3,721	$1,373	$7,482	$(322)	$7,160
Net income, consolidated	$578	$3,093	$(103)	$2,990	$932	$6,112	$(206)	$5,906
EBITDA (loss) (c):
Americas	$(466)	$2,291	$(20)	$2,271	$(896)	$4,705	$(47)	$4,658
Asia Pacific	2,131	2,262	(129)	2,133	3,565	4,289	(227)	4,062
Europe	851	551	3	554	1,295	698	(10)	688
Corporate	(857)	(896)	—	(896)	(1,806)	(1,607)	—	(1,607)
Total	$1,659	$4,208	$(146)	$4,062	$2,158	$8,085	$(284)	$7,801

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2023	2022	2023	2022
Net income	$578	$3,093	$932	$6,112
Adjustments to Net income
Provision for income taxes	857	781	718	1,317
Interest income, net	(130)	(3)	(194)	(5)
Depreciation and amortization expense	354	337	702	661
Total adjustments from net income to EBITDA	1,081	1,115	1,226	1,973
EBITDA	$1,659	$4,208	$2,158	$8,085

Index
Results of Operations
Americas (reported currency)

Revenue - Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$8.6	$14.4	$(5.8)	(41)%	$17.8	$29.0	$(11.2)	(39)%

    For the three months ended June 30, 2023, RPO recruitment revenue decreased by $5.4 million, or 39%, while contracting revenue decreased by $0.4 million, or 67%, compared to the same period in 2022. The decrease in both RPO recruitment and contracting revenue was mainly due to lower demand from existing clients.

    For the six months ended June 30, 2023, RPO recruitment revenue decreased by $10.3 million, or 37%, while contracting revenue decreased by $0.9 million, or 61%, as compared to the same period in 2022. The decrease in both RPO recruitment and contracting revenue was due to the same factor noted above.

Adjusted Net Revenue - Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$8.3	$13.8	$(5.5)	(40)%	$17.2	$27.5	$(10.3)	(37)%
Adjusted net revenue as a percentage of revenue	97%	96%	N/A	N/A	97%	95%	N/A	N/A

    For the three and six months ended June 30, 2023, RPO recruitment adjusted net revenue decreased by $5.4 million, or 39%, and $10.1 million, or 37%, respectively, compared to 2022. The decrease in RPO recruitment adjusted net revenue was due to the same factor noted above under “Revenue – Americas”.

For the three months ended June 30, 2023 and 2022, total adjusted net revenue as a percentage of revenue was 97%, compared to 96% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment to contracting revenue.

    For the six months ended June 30, 2023, total adjusted net revenue as a percentage of revenue was 97%, compared to 95% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was due to the same factor noted above.

Index
SG&A and Non-Op -Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$8.9	$11.6	$(2.7)	(23)%	$18.2	$22.9	$(4.6)	(20)%
SG&A and Non-Op as a percentage of revenue	104%	80%	N/A	N/A	102%	79%	N/A	N/A

    For the three months ended June 30, 2023, SG&A and Non-Op decreased $2.7 million, or 23%, compared to the same period in 2022, while SG&A and Non-Op as a percentage of revenue increased from 80% to 104%. The decrease in SG&A and No-Op was principally due to lower consultant staff costs. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in adjusted net revenue outpacing the decrease in consultant staff costs.

For the six months ended June 30, 2023, SG&A and Non-Op decreased $4.6 million, or 20%, compared to the same period in 2022, while SG&A and Non-Op as a percentage of revenue increased from 79% to 102%. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the same factors noted above.

Operating (Loss) Income and EBITDA -Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating (loss) income	$(0.6)	$2.1	$(2.6)	(127)%	$(1.2)	$4.4	$(5.6)	(127)%
EBITDA (loss)	$(0.5)	$2.3	$(2.8)	(120)%	$(0.9)	$4.7	$(5.6)	(119)%
EBITDA (loss) as a percentage of revenue	(5)%	16%	N/A	N/A	(5)%	16%	N/A	N/A

For the three months ended June 30, 2023, operating loss was $0.6 million, compared to operating income of $2.1 million in 2022, and EBITDA loss was $0.5 million, compared to EBITDA of $2.3 million in 2022.

For the six months ended June 30, 2023, operating loss was $1.2 million, compared to operating income of $4.4 million in 2022, and EBITDA loss was $0.9 million, compared to EBITDA of $4.7 million in 2022.
The decreases in operating income and EBITDA for the three and six months ended June 30, 2023, were primarily due to the Company’s decline in adjusted net revenue.

Index
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$28.4	$28.2	$0.2	1%	$55.7	$57.8	$(2.1)	(4)%

For the three months ended June 30, 2023, RPO recruitment revenue increased $0.9 million, or 11%, while contracting revenue decreased by $0.7 million, or 3%, compared to 2022, as discussed below.

    In Australia, revenue increased $0.4 million, or 1%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily in RPO recruitment revenue which grew $1.0 million, or 16%, compared to 2022, primarily as the result of new client wins and higher demand from existing clients. While RPO recruitment revenue increased, contracting revenue declined by $0.6 million, or 3%, primarily due to lower demand from existing clients.

    In Asia, revenue decreased $0.1 million, or 4%, for the three months ended June 30, 2023, compared to the same period in 2022, due to lower demand from existing clients.

For the six months ended June 30, 2023, RPO recruitment revenue increased by $1.7 million, or 11%, while contracting revenue decreased by $3.8 million, or 9%, as discussed below.

    In Australia, revenue decreased $2.1 million, or 4%, for the six months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily in contracting revenue which declined by $4.0 million, or 10%, primarily due to the loss of a significant customer in the first quarter of 2022. While contracting revenue decreased, RPO recruitment revenue grew $1.9 million, or 16%, compared to 2022, primarily as the result of new client wins and higher demand from existing clients.

    In Asia, revenue decreased slightly for the six months ended June 30, 2023, compared to 2022.

Adjusted net revenue - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$9.6	$8.7	$0.9	11%	$18.0	$16.4	$1.6	10%
Adjusted net revenue as a percentage of revenue	34%	31%	N/A	N/A	32%	28%	N/A	N/A

For the three months ended June 30, 2023, RPO recruitment adjusted net revenue increased $0.9 million, or 12%, while contracting adjusted net revenue increased 2%, compared to the same period in 2022.

    In Australia, adjusted net revenue increased by $1.0 million, or 15%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $1.0 million, or 17%, partially offset by contracting adjusted net revenue, which decreased by 3% compared to 2022.

    In Asia, adjusted net revenue decreased by $0.1 million, or 7%, for the three months ended June 30, 2023, compared to the same period in 2022.

Total adjusted net revenue as a percentage of revenue was 34% for the three months ended June 30, 2023, compared to 31% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO recruitment revenue to contracting revenue.

Index
For the six months ended June 30, 2023, RPO recruitment adjusted net revenue increased by $1.5 million, or 10%, while contracting adjusted net revenue increased by $0.1 million, or 4%, compared to the same period in 2022.

    In Australia, adjusted net revenue increased by $1.7 million, or 13%, for the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $1.7 million, or 15%, while contracting adjusted net revenue increased by 2%, compared to 2022.

    In Asia, adjusted net revenue decreased by $0.1 million, or 4%, for the six months ended June 30, 2023, compared to the same period in 2022.

Total adjusted net revenue as a percentage of revenue was 32% for the six months ended June 30, 2023, compared to 28% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of higher margin RPO recruitment revenue to contracting revenue.

SG&A and Non-Op - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$7.4	$6.5	$0.9	14%	$14.4	$12.3	$2.1	17%
SG&A and Non-Op as a percentage of revenue	26%	23%	N/A	N/A	26%	21%	N/A	N/A

For the three and six months ended June 30, 2023, SG&A and Non-Op increased $0.9 million, or 14%, and $2.1 million, or 17%, respectively, compared to the same periods in 2022. The increases in SG&A and Non-Op were primarily due to higher consultant staff costs.

For both the three and six months ended June 30, 2023, SG&A and Non-Op as a percentage of revenue was 26%, as compared to 23% and 21%, respectively, for the same periods in 2022. For the three and six months ended June 30, 2023, the increase in SG&A and Non-Op as a percentage of revenue was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$2.5	$2.4	$—	1%	$4.1	$4.6	$(0.5)	(10)%
EBITDA	$2.1	$2.1	$—	—%	$3.6	$4.1	$(0.5)	(12)%
EBITDA as a percentage of revenue	8%	8%	N/A	N/A	6%	7%	N/A	N/A

For the three months ended June 30, 2023, operating income was $2.5 million, compared to operating income of $2.4 million in 2022, and EBITDA was $2.1 million, or 8% of revenue, in both 2023 and 2022. The increase in operating income was principally due to the changes in adjusted net revenue, as described above.

For the six months ended June 30, 2023, operating income was $4.1 million, compared to operating income of $4.6 million in 2022, and EBITDA was $3.6 million, or 6% of revenue, compared to EBITDA of $4.1 million, or 7% of revenue, in 2022. The decreases in operating income and EBITDA were principally due to the higher SG&A and Non-Op, as described above.

Index
Europe (constant currency)
Revenue - Europe

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$7.9	$12.0	$(4.0)	(34)%	$14.4	$17.6	$(3.1)	(18)%

    For the three months ended June 30, 2023, contracting revenue decreased by $4.3 million or 57%, partially offset by RPO recruitment revenue, which increased by $0.3 million or 6%, compared to the same period in 2022, as further discussed below.

    In the U.K., for the three months ended June 30, 2023, revenue decreased by $4.0 million, or 35%. The change was driven by decreases in contracting revenue of $4.3 million due to lower demand from existing clients, which was partially offset by an increase in RPO recruitment revenue of $0.3 million, compared to the same period in 2022.

    In Continental Europe, total revenue was $0.4 million for the three months ended June 30, 2023, a decrease of 11% compared to 2022. The decrease was primarily due to lower demand from existing recruitment clients.

For the six months ended June 30, 2023, contracting revenue decreased by $4.4 million, or 45%, partially offset by RPO recruitment revenue, which increased by $1.2 million, or 16%, compared to the same period in 2022.

    In the U.K., for the six months ended June 30, 2023 revenue decreased by $3.1 million, or 18%, compared to the same period in 2022. The decrease was driven by contracting revenue, which declined $4.4 million, or 45%, partially offset by an increase in RPO recruitment revenue by $1.3 million, or 18%.

    In Continental Europe, total revenue was $0.8 million for the six months ended June 30, 2023, a decrease of 7%, compared to the same period in 2022. The decrease was primarily due to lower demand from existing recruitment clients.

Adjusted Net Revenue - Europe

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Adjusted net revenue	$4.7	$4.3	$0.4	10%	$9.1	$7.6	$1.5	19%
Adjusted net revenue as a percentage of revenue	59%	36%	N/A	N/A	63%	43%	N/A	N/A

For the three months ended June 30, 2023, adjusted net revenue increased by $0.4 million, or 10%, driven by an increase in RPO recruitment of $0.4 million, led by the U.K. as discussed below.

    In the U.K., total adjusted net revenue for the three months ended June 30, 2023 increased by $0.5 million, or 12%, compared to 2022. The increase was driven by RPO recruitment adjusted net revenue, which increased by $0.4 million, or 12%, compared to 2022.

    In Continental Europe, total adjusted net revenue was $0.4 million for the three months ended June 30, 2023, a decrease of 13% in 2022. The decrease was primarily due to lower demand from existing clients.

For the six months ended June 30, 2023, adjusted net revenue increased by $1.5 million, or 19%, driven by an increase in RPO recruitment revenue, which grew $1.4 million, or 19%, compared to the same period in 2022.

Index
    In the U.K., total adjusted net revenue for the six months ended June 30, 2023 increased by $1.5 million, or 22%, compared to the same period in 2022, driven by an increase in RPO recruitment of $1.5 million, or 23%.

    In Continental Europe, for the six months ended June 30, 2023, total adjusted net revenue decreased by $0.1 million, or 8%, compared to the same period in 2022, due to lower demand from existing clients.

SG&A and Non-Op - Europe

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$3.8	$3.7	$0.1	3%	$7.7	$6.9	$0.8	12%
SG&A and Non-Op as a percentage of revenue	48%	31%	N/A	N/A	54%	39%	N/A	N/A

For the three and six months ended June 30, 2023, SG&A and Non-Op increased $0.1 million, or 3%, and $0.8 million, or 12%, respectively, compared to the same periods in 2022. The increases in SG&A and Non-Op were primarily the result of higher consultant staff costs in the current year.

For the three and six months ended June 30, 2023, SG&A and Non-Op as a percentage of revenue was 48% and 54%, compared to 31% and 39%, respectively, in 2022. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the higher consultant staff costs.

Operating Income and EBITDA - Europe

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income	$0.9	$0.7	$0.2	32%	$1.3	$0.9	$0.4	47%
EBITDA	$0.9	$0.6	$0.3	54%	$1.3	$0.7	$0.6	88%
EBITDA as a percentage of revenue	11%	5%	N/A	N/A	9%	4%	N/A	N/A

    For the three months ended June 30, 2023, operating income was $0.9 million, compared to operating income of $0.7 million for the same period in 2022, and EBITDA was $0.9 million, or 11% of revenue, compared to EBITDA of $0.6 million, or 5% of revenue, for the same period in 2022.

For the six months ended June 30, 2023, operating income was $1.3 million, compared to operating income of $0.9 million for the same period in 2022, and EBITDA was $1.3 million, or 9% of revenue, compared to EBITDA of $0.7 million, or 4% of revenue, for the same period in 2022.

The increases in operating income and EBITDA for the three and six months ended June 30, 2023, were principally due to the gains in RPO recruitment revenue outpacing the increases in SG&A and Non-Op noted above.

Index
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $0.9 million for the three months ended June 30, 2023 and 2022. There was a slight decrease in Corporate expenses primarily due to lower stock compensation expense, which was mostly offset by higher professional fees.

    For the six months ended June 30, 2023, corporate expenses were $1.8 million compared to $1.6 million for the same period in 2022, an increase of $0.2 million. The increase was primarily due to higher professional fees, lower corporate allocations, and higher travel and entertainment expense, partially offset by lower stock compensation expense.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, compared to $0.3 million and $0.7 million for the same periods in 2022, respectively. The higher depreciation and amortization expense was driven by amortization expense in connection with the Coit Acquisition and the Karani Acquisition.

Other Income (expense), Net

Other expense was $0.1 million for the three months ended June 30, 2023, compared to other expense of $0.0 million for the same period in 2022. For the six months ended June 30, 2023, other income was $0.1 million, compared to other expense of $0.1 million in 2022.

Provision for Income Taxes

    The provision for income taxes for the six months ended June 30, 2023 was $0.7 million on $1.7 million of pre-tax income, compared to a provision for income tax of $1.3 million on $7.4 million of pre-tax income for the same period in 2022. The effective tax rates for the six months ended June 30, 2023 and 2022 were positive 44% and positive 18%, respectively. For the six months ended June 30, 2023, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. For the six months ended June 30, 2022, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.

Net Income

    Net income was $0.6 million for the three months ended June 30, 2023, compared to net income of $3.1 million for the three months ended June 30, 2022, a decrease in net income of $2.5 million. Basic and diluted earnings per share were $0.19 and $0.18, respectively, for the three months ended June 30, 2023, compared to basic and diluted earnings per share of $1.02 and $0.98, respectively, for the same period in 2022.

Net income was $0.9 million for the six months ended June 30, 2023, compared to net income of $6.1 million for the same period in 2022, a decrease in net income of $5.2 million. Basic and diluted earnings per share were $0.30 for the six months ended June 30, 2023, compared to basic and diluted earnings per share of $2.04 and $1.95, respectively, for the same period in 2022.

Index
Liquidity and Capital Resources

    As of June 30, 2023, cash and cash equivalents and restricted cash totaled $23.0 million, compared to $27.5 million as of December 31, 2022. The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
$ in millions	2023	2022
Net cash (used in) provided by operating activities	$(2.3)	$5.2
Net cash used in investing activities	—	(0.1)
Net cash used in financing activities	(2.0)	(0.2)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.1)	(0.7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4.5)	$4.1

Cash Flows from Operating Activities

    For the six months ended June 30, 2023, net cash used by operating activities was $2.3 million, compared to $5.2 million of net cash provided by operating activities for the same period in 2022, resulting in a $7.5 million increase in net cash used. The increase in net cash used was principally from the Company’s lower net income in 2023, as well as less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the six months ended June 30, 2023, net cash used in investing activities was $0.0 million compared to $0.1 million of net cash used in investing activities in 2022. The decrease was due to a reduction in capital expenditures.

Cash Flows from Financing Activities

    For the six months ended June 30, 2023, net cash used in financing activities was $2.0 million, compared to net cash used in financing activities of $0.2 million in 2022. The increase in net cash used was due to a loan repayment of $1.3 million related to the Karani Acquisition and the repurchase of common stock of $0.6 million in 2023.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $9 for the three and six months ended June 30, 2023, respectively, and $4 and $9 for the three and six months ended June 30, 2022, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2023.
Liquidity and Capital Resources Outlook

    As of June 30, 2023, the Company had cash and cash equivalents on hand of $22.6 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of June 30, 2023. The Company’s near-term cash requirements during 2023 are primarily related to the funding of the Company’s operations. For the full year 2023, the Company expects to make capital expenditures of less than $1.0 million.

Index
    As of June 30, 2023, $10.4 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($5.5 million), the U.K. ($2.4 million), Belgium ($0.8 million), China ($0.8 million), India ($0.7 million), Singapore ($0.6 million), the Philippines ($0.4 million), Switzerland ($0.4 million), and Hong Kong ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of June 30, 2023 and December 31, 2022. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 11, 2022 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the three months ended June 30, 2023.

Index
FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) rising inflationary pressures and interest rates, (3) the adverse impacts of the coronavirus, or COVID-19 pandemic, (4) the Company’s ability to successfully achieve its strategic initiatives, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to operate successfully as a company focused on its RPO business, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the loss of or material reduction in our business with any of the Company’s largest customers, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company’s markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company’s investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 pandemic and Russia-Ukraine conflict, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (17) the Company’s ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company’s stock price, (24) the impact of government regulations, (25) restrictions imposed by blocking arrangements, (26) a material weakness in our internal control over financial reporting that could have a significant adverse effect on our business and the price of our common stock, and (27) those risks set forth in “Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. As a result of the material weakness identified below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
    Other than the continued remediation efforts outlined in our Form 10-K, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2023 - April 30, 2023	—	$—	—	$572,226
May 1, 2023 - May 31, 2023	3,280	$19.00	3,280	$509,908
June 1, 2023 - June 30, 2023	23,997	$21.28	23,997	$—
Total	27,277	$21.00	27,277	$—

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization does not expire. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q for further details. In the six months ended June 30, 2023, the Company repurchased 27,277 shares of its common stock on the open market for $573. As of June 30, 2023, the Company had repurchased an aggregate of 492,455 shares for a total cost of approximately $10.0 million, completing the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Index
On August 8, 2023, the Company’s Board of Directors authorized and approved a stock repurchase program for up to $5 million of outstanding shares of the Company’s common stock. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

The Company cannot predict when or if it will repurchase any shares of common stock as such stock repurchase program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. Information regarding share repurchases will be available in the Company’s periodic reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission as required by the applicable rules of the Exchange Act.

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	August 10, 2023	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2023	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)