Form 10-Q
period 2023-09-30
Hudson Global, Inc.
filed 2023-11-13
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 20, 2023
Common Stock - $0.001 par value	2,815,033

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$39,398	$48,686	$127,367	$157,326

Operating expenses:
Direct contracting costs and reimbursed expenses	20,028	24,487	63,650	80,280
Salaries and related	14,335	18,897	49,206	56,379
Office and general	2,503	2,675	7,991	7,863
Marketing and promotion	881	1,015	2,794	3,049
Depreciation and amortization	374	356	1,076	1,017
Total operating expenses	38,121	47,430	124,717	148,588
Operating income	1,277	1,256	2,650	8,738
Non-operating income (expense):
Interest income, net	90	23	284	28
Other (expense) income, net	(404)	16	(321)	(42)
Income before income taxes	963	1,295	2,613	8,724
Provision for income taxes	430	340	1,148	1,657
Net income	$533	$955	$1,465	$7,067
Earnings per share:
Basic	$0.17	$0.31	$0.48	$2.35
Diluted	$0.17	$0.30	$0.47	$2.25
Weighted-average shares outstanding:
Basic	3,068	3,034	3,062	3,010
Diluted	3,141	3,150	3,134	3,138

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive income (loss):
Net income	$533	$955	$1,465	$7,067
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes	(498)	(1,151)	(561)	(2,426)
Total other comprehensive loss, net of income taxes	(498)	(1,151)	(561)	(2,426)
Comprehensive income (loss)	$35	$(196)	$904	$4,641

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,610	$27,123
Accounts receivable, less allowance for expected credit losses of $146 and $51, respectively	24,889	26,270
Restricted cash, current	171	160
Prepaid and other	2,285	1,959
Total current assets	48,955	55,512
Property and equipment, net of accumulated depreciation of $1,166 and $950, respectively	478	673
Operating lease right-of-use assets	1,101	685
Deferred tax assets, net	1,450	1,475
Restricted cash	195	194
Goodwill	4,871	4,875
Intangible assets, net of accumulated amortization of $2,485 and $1,647, respectively	3,694	4,516
Other assets	12	12
Total assets	$60,756	$67,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$613	$1,678
Accrued salaries, commissions, and benefits	5,699	11,584
Accrued expenses and other current liabilities	6,265	6,273
Note payable – short term	—	1,250
Operating lease obligations, current	541	337
Total current liabilities	13,118	21,122
Income tax payable	—	81
Operating lease obligations	560	348
Other liabilities	442	599
Total liabilities	14,120	22,150
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,891 and 3,823 shares issued; 2,815 and 2,794 shares outstanding, respectively	4	4
Additional paid-in capital	492,554	491,567
Accumulated deficit	(425,980)	(427,394)
Accumulated other comprehensive loss, net of applicable tax	(2,200)	(1,639)
Treasury stock, 1,076 and 1,029 shares, respectively, at cost	(17,742)	(16,746)
Total stockholders’ equity	46,636	45,792
Total liabilities and stockholders’ equity	$60,756	$67,942

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,465	$7,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,076	1,017
Provision for expected credit losses	44	26
Benefit from deferred income taxes	(38)	(245)
Stock-based compensation	987	1,786
Changes in operating assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	876	(6,154)
Increase in prepaid and other assets	(365)	(1,136)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,066)	2,736
Net cash (used in) provided by operating activities	(3,021)	5,097
Cash flows from investing activities:
Capital expenditures	(64)	(430)
Cash paid for acquisitions, net of cash acquired	—	(825)
Net cash used in investing activities	(64)	(1,255)
Cash flows from financing activities:
Payments for business acquisition liabilities	(1,250)	(620)
Purchase of treasury stock	(774)	(1,131)
Cash paid for net settlement of employee restricted stock units	(222)	(246)
Net cash used in financing activities	(2,246)	(1,997)
Effect of exchange rates on cash, cash equivalents and restricted cash	(170)	(1,214)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,501)	631
Cash, cash equivalents, and restricted cash, beginning of the period	27,477	22,113
Cash, cash equivalents, and restricted cash, end of the period	$21,976	$22,744
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$285	$28
Net cash payments during the period for income taxes	$1,979	$2,322
Cash paid for amounts included in operating lease liabilities	$412	$390
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$837	$772
Business acquisition contingent consideration liability	$—	$150

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,823	$46,684	2,822	$45,168	2,794	$45,792	2,707	$39,316

Common stock and additional paid-in capital:
Beginning balance	3,889	492,427	3,816	490,494	3,823	491,571	3,694	489,253
Stock-based compensation expense	2	131	2	545	68	987	124	1,786
Ending balance	3,891	492,558	3,818	491,039	3,891	492,558	3,818	491,039

Treasury stock:
Beginning balance	(1,066)	(17,528)	(994)	(15,555)	(1,029)	(16,746)	(987)	(15,329)
Purchase of treasury stock	(10)	(201)	(33)	(1,131)	(37)	(774)	(33)	(1,131)
Purchase of net settled restricted stock from employees	—	(13)	—	(20)	(10)	(222)	(7)	(246)
Ending balance	(1,076)	(17,742)	(1,027)	(16,706)	(1,076)	(17,742)	(1,027)	(16,706)

Accumulated other comprehensive loss:
Beginning balance		(1,702)		(1,360)		(1,639)		(85)
Other comprehensive loss		(498)		(1,151)		(561)		(2,426)
Ending balance		(2,200)		(2,511)		(2,200)		(2,511)

Accumulated deficit:
Beginning balance		(426,513)		(428,411)		(427,394)		(434,523)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses		—		—		(51)		—
Net income		533		955		1,465		7,067
Ending balance		(425,980)		(427,456)		(425,980)		(427,456)

Total stockholders’ equity, ending balance	2,815	$46,636	2,791	$44,366	2,815	$46,636	2,791	$44,366

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

The Company’s core service offering is Recruitment Process Outsourcing, consisting of RPO and contracting. The Company provides complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.
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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. Bonuses approved and paid to our contracting employees were approximately $0.5 million in the nine months ended September 30, 2023, and $6.1 million in the nine months ended September 30, 2022.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, deferred revenue was $140 and $170, respectively.

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

    RPO. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting services for clients’ permanent staff hires. We recognize revenue for our RPO over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fees and variable consideration. Variable consideration is constrained by candidates accepting offers of permanent employment. We recognize revenue on fixed fees as the performance obligations are satisfied and variable fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO contracts. The costs to fulfill these contracts are expensed as incurred.

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

    Contracting. We provide clients with a range of outsourced professional contract staffing services and managed service provider services, sometimes offered on a standalone basis and sometimes offered as part of a blended total talent solution. We recognize revenue for our contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our contracts for outsourced professional contract staffing services and managed service provider services. The costs incurred to fulfill these contracts are expensed as incurred.

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

	Three Months Ended September 30,
	2023	2022
RPO	$18,876	$23,801
Contracting	20,522	24,885
Total Revenue	$39,398	$48,686

	Nine Months Ended September 30,
	2023	2022
RPO	$62,316	$75,775
Contracting	65,051	81,551
Total Revenue	$127,367	$157,326

NOTE 5 – ACCOUNT RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $6,024 and $8,523 as of September 30, 2023 and December 31, 2022, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

Allowance for Expected Credit Losses

The allowance for doubtful accounts is estimated based on the CECL model and it takes into account information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. It represents the aggregate amount of credit risk arising from the inability of specific clients to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, changes in customer financial stability, payment terms or practices, and effect of market conditions on each customer. Other factors include, but are not limited to, current economic conditions and forward-looking estimates. Our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional provisions for expected credit losses in future periods. The risk of credit losses may be mitigated to the extent that we received a retainer from some of our clients prior to performing services. Changes in allowance for expected credit losses are recorded in office and general expenses on the Condensed Consolidated Statements of Operations and were not material for the three and nine months ended September 30, 2023. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate. Our billed accounts receivables are written off when the potential for recovery is considered remote.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 3 – Accounting

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Pronouncements), the allowance for expected credit losses is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
Accounts Receivable:	2023	2022
Billed receivables	$19,011	$17,798
Unbilled receivables	6,024	8,523
Accounts Receivable, Gross	$25,035	$26,321
Allowance for expected credit losses	(146)	(51)
Accounts Receivable, Net	$24,889	$26,270

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$102	$64	$51	$196
Provision for expected credit losses	44	15	44	26
Write-offs	—	(28)	—	(171)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	—	51	—
Ending Balance	$146	$51	$146	$51

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

The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,260, which consists of the amount paid in cash of $1,064, a working capital adjustment of $47, net of an owner receivable of $28, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in India. The purchase price included $314 of cash and cash equivalents acquired. As of September 30, 2023, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is the agreed upon minimum payment. These fair value estimates are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company will continue to reassess the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. This contingent consideration will be remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be marked to market and included in “Other income (expense), net” on the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

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

The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2023 included revenue of $8 and $48, respectively, and net loss of $47 and $76, from HnB, respectively.

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

The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2023 included revenue of $1,393 and $4,803, and net loss of $296 and $896, respectively, from Karani.

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

	September 30, 2022
	Three Months Ended	Nine Months Ended
Revenue	$48,761	$157,562
Net income	$987	$7,120

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three and nine months ended September 30, 2023 and 2022. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the HnB Acquisition taken place on January 1, 2022.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of September 30, 2023, there were 213,885 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the nine months ended September 30, 2023, the Company granted 28,841 restricted stock units subject to performance vesting conditions for the year ended December 31, 2023. For the nine months ended September 30, 2022, the Company granted 50,160 restricted stock units subject to performance vesting conditions for the year ended December 31, 2022, and granted 5,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the nine months ended September 30, 2023 was as follows:

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2023, the Company granted 5,648 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of September 30, 2023, 249,064 restricted stock units are deferred under the Company’s ISAP.
For the three and nine months ended September 30, 2023 and 2022, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted shares of common stock	$—	$17	$16	$91
Restricted stock units	131	528	971	1,695
Total	$131	$545	$987	$1,786

Restricted Stock Units
    As of September 30, 2023, the Company had $607 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.6 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Changes in the Company’s restricted stock units for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30, 2023
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2023	130,186	$23.56	33,390	$20.31	163,576	$22.89
Granted	28,841	$22.27	5,648	$21.00	34,489	$22.06
Shares earned above target (a)	3,940	$35.72	—	$—	3,940	$35.72
Vested	(58,834)	$22.10	(16,291)	$19.46	(75,125)	$21.53
Forfeited	(8,869)	$35.10	(2,380)	$14.54	(11,249)	$30.75
Unvested restricted stock units at September 30, 2023	95,264	$23.49	20,367	$21.86	115,631	$23.20
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Nine Months Ended September 30, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2022	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	50,160	$35.37	13,571	$37.67	63,731	$35.86
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(78,251)	$15.99	(18,056)	$25.87	(96,307)	$17.84
Forfeited	—	$—	(3,675)	$16.04	(3,675)	$16.04
Unvested restricted stock units at September 30, 2022	130,186	$23.56	38,340	$20.41	168,526	$22.84

(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Shares of Common Stock
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. (“Coit Acquisition”), of which all had vested as of June 30, 2023. As of September 30, 2023, the Company did not have any unrecognized stock-based compensation expense related to unvested restricted shares of common stock issued in connection with the Coit Acquisition.
Changes in the Company’s restricted shares of common stock for the nine months ended September 30, 2023 and 2022, were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2023		2022
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1	17,410	$9.57	34,818	$9.57
Vested	(17,410)	$9.57	(17,408)	$9.57
Unvested restricted shares of common stock at September 30,	—	$—	17,410	$9.57

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
Effective Tax Rate
    The provision for income taxes for the nine months ended September 30, 2023 was $1,148 on a pre-tax income of $2,613, compared to a provision for income taxes of $1,657 on pre-tax income of $8,724 for the same period in 2022. The Company’s effective income tax rate was positive 44% and positive 19% for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to foreign tax rate differences, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses, partially offset by a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain and recognition of a portion of a deferred tax asset in Canada. For the nine months ended September 30, 2022, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
    As of September 30, 2023 and December 31, 2022, the Company had $60 and $360, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of September 30, 2023 and December 31, 2022, the Company had $25 and $129, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
The statute of limitations for capital gains taxes on the transfer of shares in Spain lapsed in January 2023. The FIN48 reserve for Spain capital gains taxes, interest, and penalties of approximately $408 was released as a tax benefit in the first quarter of 2023.
        Based on information available as of September 30, 2023, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $85 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2023, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2022 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of September 30, 2023 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of September 30, 2023 and December 31, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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
    A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share (“EPS”):
Basic	$0.17	$0.31	$0.48	$2.35
Diluted	$0.17	$0.30	$0.47	$2.25
EPS numerator - basic and diluted:
Net income	$533	$955	$1,465	$7,067
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,068	3,034	3,062	3,010
Common stock equivalents: restricted stock units and restricted shares of common stock	73	116	72	128
Weighted average number of common stock outstanding - diluted	3,141	3,150	3,134	3,138

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

    The weighted average number of shares outstanding used in the computation of diluted net earnings per share for the three and nine months ended September 30, 2023 and 2022 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested restricted shares of common stock	—	—	—	—
Unvested restricted stock units	—	22,540	300	17,750
Total	—	22,540	300	17,750

NOTE 10– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $687 on August 19, 2022 in connection with the HnB Acquisition (See Note 6 for further information on the HnB Acquisition).

For the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, the changes in carrying amount of goodwill were as follows:

Carrying Value
2023
Goodwill, January 1,	$4,875
Acquisition	—
Currency translation	(4)
Goodwill, September 30, 2023	$4,871

Carrying Value
2022
Goodwill, January 1,	$4,219
Acquisition	687
Currency translation	(31)
Goodwill, December 31, 2022	$4,875

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Intangible Assets
The Company’s intangible assets consisted of the following components as of September 30, 2023 and December 31, 2022:

September 30, 2023	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.9	$118	$(94)	$24
Trade name	7.0	1,547	(461)	1,086
Customer lists	3.7	3,857	(1,516)	2,341
Developed technology	1.2	657	(414)	243
		$6,179	$(2,485)	$3,694

December 31, 2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.6	$118	$(85)	$33
Trade name	7.6	1,548	(312)	1,236
Customer lists	4.4	3,857	(1,001)	2,856
Developed technology	1.8	640	(249)	391
		$6,163	$(1,647)	$4,516

Amortization expense for the three and nine months ended September 30, 2023 was $278 and $838, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the nine months ended September 30, 2023 and 2022.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2023, and for each of the next fiscal years are as follows:

2023	$279
2024	1,081
2025	822
2026	586
2027	505
Thereafter	421
$3,694

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2023 Beginning Balance	Acquisition	Amortization	Translation and Other	September 30, 2023 Ending Balance
Non-compete agreements	$33	$—	$(9)	$—	$24
Trade name	1,236	—	(150)	—	1,086
Customer lists	2,856	—	(514)	(1)	2,341
Developed technology	391	—	(165)	17	243
	$4,516	$—	$(838)	$16	$3,694

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any legal reserves as of September 30, 2023 and December 31, 2022.
Operating Leases
    Our office space leases have lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the nine months ended September 30, 2023 and 2022 were $877 and $863, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of September 30, 2023 was 2.2 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of September 30, 2023, future minimum operating lease payments are as follows:

	2023	2024	2025	2026	2027	Total
Minimum lease payments	$147	$531	$325	$91	$7	$1,101

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $13 for the three and nine months ended September 30, 2023, respectively, and $5 and $14 for the three and nine months ended September 30, 2022, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2023.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock. On August 8, 2023, the Company’s Board of Directors authorized a new stock repurchase program for up to $5,000 of the Company’s outstanding shares of common stock. The Company has repurchased shares from time to time as market conditions warrant. This authorization does not expire. Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

During the nine months ended September 30, 2023, the Company repurchased a total of 36,842 shares of its common stock on the open market for a cost of $774. Of these shares, 27,277 shares were repurchased under the July 30, 2015 authorization for $573, and 9,565 were repurchased under the August 8, 2023 authorization for $201. In the same period last year, the Company repurchased 32,615 shares of its common stock on the open market for $1,131 under the July 30, 2015 authorization.

As of September 30, 2023, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 502,020 shares for a total cost of $10,201, completing the July 30, 2015 authorization and leaving $4,799 available for purchase under the August 8, 2023 authorization.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 13 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of September 30, 2023, no securities had been offered or issued under the registration statement.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2023
Revenue, from external customers	$7,167	$26,106	$6,125	$—	$—	$39,398
Inter-segment revenue	119	—	18	—	(137)	—
Total revenue	$7,286	$26,106	$6,143	$—	$(137)	$39,398
Adjusted net revenue, from external customers (a)	$6,854	$8,694	$3,822	$—	$—	$19,370
Inter-segment adjusted net revenue	119	(109)	(19)	—	9	—
Total adjusted net revenue	$6,973	$8,585	$3,803	$—	$9	$19,370
EBITDA (loss) (b)	$20	$1,890	$(300)	$(363)	$—	$1,247
Depreciation and amortization	(313)	(52)	(7)	(2)	—	(374)
Intercompany dividend/interest (expense) income, net	—	(128)	—	128	—	—
Interest income, net	—	2	—	88	—	90
Provision for income taxes	(44)	(520)	26	108	—	(430)
Net income (loss)	$(337)	$1,192	$(281)	$(41)	$—	$533

For The Nine Months Ended September 30, 2023
Revenue, from external customers	$25,008	$81,784	$20,575	$—	$—	$127,367
Inter-segment revenue	230	—	(6)	—	(224)	—
Total revenue	$25,238	$81,784	$20,569	$—	$(224)	$127,367
Adjusted net revenue, from external customers (a)	$24,097	$26,734	$12,886	$—	$—	$63,717
Inter-segment adjusted net revenue	230	(147)	(66)	—	(17)	—
Total adjusted net revenue	$24,327	$26,587	$12,820	$—	$(17)	$63,717
EBITDA (loss) (b)	$(876)	$5,455	$995	$(2,169)	$—	$3,405
Depreciation and amortization	(936)	(111)	(22)	(7)	—	(1,076)
Intercompany dividend/interest (expense) income, net	—	(375)	1,218	375	(1,218)	—
Interest income, net	—	6	—	278	—	284
Provision for income taxes	111	(1,440)	(387)	568	—	(1,148)
Net income (loss)	$(1,701)	$3,535	$1,804	$(955)	$(1,218)	$1,465

As of September 30, 2023
Accounts receivable, net	$6,020	$12,674	$6,195	$—	$—	$24,889
Long-lived assets, net of accumulated depreciation and amortization (c)	$8,119	$867	$39	$18	$—	$9,043
Total assets	$18,594	$23,759	$9,912	$8,491	$—	$60,756

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended September 30, 2022
Revenue, from external customers	$12,555	$29,965	$6,166	$—	$—	$48,686
Inter-segment revenue	113	4	11	—	(128)	—
Total revenue	$12,668	$29,969	$6,177	$—	$(128)	$48,686
Adjusted net revenue, from external customers (a)	$11,926	$8,324	$3,949	$—	$—	$24,199
Inter-segment adjusted net revenue	113	(93)	10	—	(30)	—
Total adjusted net revenue (a)	$12,039	$8,231	$3,959	$—	$(30)	$24,199
EBITDA (loss) (b)	$810	$1,244	$279	$(705)	$—	$1,628
Depreciation and amortization	(334)	(14)	(7)	(1)	—	(356)
Intercompany (expense) interest income, net	—	(99)	2,793	2,881	(5,575)	—
Interest (expense) income, net	—	—	—	23	—	23
Provision for income taxes	(31)	(307)	(7)	5	—	(340)
Net income (loss)	$445	$824	$3,058	$2,203	$(5,575)	$955

For The Nine Months Ended September 30, 2022
Revenue, from external customers	$41,581	$91,042	$24,703	$—	$—	$157,326
Inter-segment revenue	212	16	49	—	(277)	—
Total revenue	$41,793	$91,058	$24,752	$—	$(277)	$157,326
Adjusted net revenue, from external customers (a)	$39,437	$25,711	$11,898	$—	$—	$77,046
Inter-segment adjusted net revenue	174	(146)	(2)	—	(26)	—
Total adjusted net revenue	$39,611	$25,565	$11,896	$—	$(26)	$77,046
EBITDA (loss) (b)	$5,515	$5,533	$977	$(2,312)	$—	$9,713
Depreciation and amortization	(960)	(34)	(20)	(3)	—	(1,017)
Intercompany (expense) interest income, net	—	(255)	4,007	4,256	(8,008)	—
Interest (expense) income, net	—	2	—	26	—	28
(Provision for) benefit from income taxes	(99)	(1,382)	(83)	(93)	—	(1,657)
Net income (loss)	$4,456	$3,864	$4,881	$1,874	$(8,008)	$7,067

As of December 31, 2022
Accounts receivable, net	$9,015	$10,900	$6,355	$—	$—	$26,270
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,027	$963	$49	$25	$—	$10,064
Total assets	$23,775	$23,662	$9,568	$10,937	$—	$67,942

(a)Adjusted net revenue is net of the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations. Direct contracting costs and reimbursed expenses include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO and contracting, and the functional nature of the staffing services provided can affect operating income and EBITDA. The salaries, commissions, payroll taxes, and employee benefits related to recruitment professionals are included under the caption “Salaries and related” in the Consolidated Statements of Operations.

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

Geographic Data Reporting
    A summary of revenues for the three and nine months ended September 30, 2023 and 2022 and net assets by geographic area as of September 30, 2023 and 2022 and as of December 31, 2022, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended September 30, 2023
Revenue (a)	$23,620	$6,706	$5,807	$3,265	$39,398
For The Three Months Ended September 30, 2022
Revenue (a)	$27,113	$11,839	$5,822	$3,912	$48,686
For The Nine Months Ended September 30, 2023
Revenue (a)	$73,414	$23,501	$19,503	$10,949	$127,367
For The Nine Months Ended September 30, 2022
Revenue (a)	$82,223	$39,600	$23,542	$11,961	$157,326
As of September 30, 2023
Long-lived assets, net of accumulated depreciation and amortization (b)	$54	$8,137	$39	$813	$9,043
Net assets	$11,846	$22,957	$4,401	$7,432	$46,636
As of December 31, 2022
Long-lived assets, net of accumulated depreciation and amortization (b)	$74	$9,070	$49	$871	$10,064
Net assets	$8,744	$25,204	$3,529	$8,315	$45,792

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

NOTE 16 – SUBSEQUENT EVENT

On October 31, 2023, the Company entered into a share purchase agreement (the “SPA”) by and among the Company, Hudson RPO Limited, a wholly owned subsidiary of the Company, and Hudson Global Resources (Australia) Pty Limited, and completed the acquisition by Hudson RPO Limited of all of the shares of Hudson Global Resources (Singapore) Pte Limited (“Hudson Singapore”).

Hudson Singapore is a provider of recruitment services primarily to clients operating in Singapore, with a 30-year track record of senior placements and project recruitment work across Southeast Asia including Singapore, Malaysia, the Philippines, Vietnam, Thailand, and Indonesia.

As outlined in the SPA, as consideration for the sale of shares of Hudson Singapore, Hudson Global Resources (Australia) Pty Limited received (i) $3.7 million Australian dollars ($3,700 AUD) in cash subject to certain adjustments set forth in the SPA at the closing of the acquisition; and (ii) an earn-out payment not to exceed $500 Australian dollars ($500 AUD) based upon the achievement of certain performance thresholds, subject to the satisfaction of certain conditions as further described in the SPA.

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

    This MD&A discusses the results of the Company’s business for the three and nine months ended September 30, 2023 and 2022.

Index
Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the third quarter of 2023, market conditions continued to be challenging due to higher inflation, higher interest rates and decreased demand for labor in certain markets. We anticipate that the market conditions will continue to be challenging into the fourth quarter of 2023.

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

The following is a summary of the Company’s financial performance highlights for the three and nine months ended September 30, 2023 and 2022. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended
September 30, 2023

•Revenue was $39.4 million for the three months ended September 30, 2023, compared to $48.7 million for the same period in 2022, a decrease of $9.3 million, or 19.1%. The decrease in revenue was principally driven by declines in the Americas and Australia.
◦On a constant currency basis, the Company’s revenue decreased $8.6 million, or 17.9%, primarily due to a decrease in RPO revenue of $5.0 million, or 20.8%, while contracting revenue decreased by $3.6 million, or 15.1%, compared to the same period in 2022.
•Adjusted net revenue was $19.4 million for the three months ended September 30, 2023, compared to $24.2 million for the same period in 2022, a decrease of $4.8 million, or 20.0%.
◦On a constant currency basis, adjusted net revenue decreased $4.8 million, or 19.9%, primarily due to a decrease in RPO adjusted net revenue of $4.6 million, or 20.1%, compared to the same period in 2022.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $18.1 million for the three months ended September 30, 2023, compared to $22.6 million for the same period in 2022, a decrease of $4.4 million, or 19.7%.
◦On a constant currency basis, SG&A and Non-Op decreased $4.4 million, or 19.6%, as compared to the same period in 2022. SG&A and Non-Op as a percentage of revenue was 46.0% for the three months ended September 30, 2023, compared to 47.0% for the same period in 2022.
•EBITDA was $1.2 million for the three months ended September 30, 2023, compared to EBITDA of $1.6 million for the same period in 2022, a decrease in EBITDA of $0.4 million. On a constant currency basis, EBITDA also decreased $0.4 million.

Index
•Net income was $0.5 million for the three months ended September 30, 2023, compared to net income of $1.0 million for the same period in 2022, a decrease in net income of $0.4 million. On a constant currency basis, net income decreased $0.8 million.
Summary of Financial Performance Highlights for the Nine Months Ended
September 30, 2023
•Revenue was $127.4 million for the nine months ended September 30, 2023, compared to $157.3 million for the same period in 2022, a decrease of $30.0 million, or 19.0%. The decrease in revenue was principally driven by declines in the Americas and Australia.
◦On a constant currency basis, the Company’s revenue decreased $24.9 million, or 16.4%, primarily due to a decrease in contracting revenue of $12.7 million, or 16.4%, while RPO revenue decreased by $12.2 million, or 16.4%, compared to the same period in 2022.
•Adjusted net revenue was $63.7 million for the nine months ended September 30, 2023, compared to $77.0 million for the same period in 2022, a decrease of $13.3 million, or 17.3%.
◦On a constant currency basis, adjusted net revenue decreased $12.0 million, or 15.8%, primarily due to a decrease in RPO adjusted net revenue of $11.7 million, or 16.2%, compared to the same period in 2022.
•SG&A and Non-Op was $60.3 million for the nine months ended September 30, 2023, compared to $67.3 million for the same period in 2022, a decrease of $7.0 million, or 10.4%.
◦On a constant currency basis, SG&A and Non-Op decreased $5.8 million, or 8.7%, as compared to the same period in 2022. SG&A and Non-Op as a percentage of revenue was 47.4% for the nine months ended September 30, 2023, compared to 43.4% for the same period in 2022.
•EBITDA was $3.4 million for the nine months ended September 30, 2023, compared to EBITDA of $9.7 million for the same period in 2022, a decrease in EBITDA of $6.3 million. On a constant currency basis, EBITDA decreased $6.0 million.
•Net income was $1.5 million for the nine months ended September 30, 2023, compared to net income of $7.1 million for the same period in 2022, a decrease in net income of $5.6 million. On a constant currency basis, net income decreased $5.8 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2023 and 2022.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022			2023	2022
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$7,167	$12,555	$(20)	$12,535	$25,008	$41,581	$(95)	$41,486
Asia Pacific	26,106	29,965	(1,133)	28,832	81,784	91,042	(4,456)	86,586
Europe	6,125	6,166	470	6,636	20,575	24,703	(493)	24,210
Total	$39,398	$48,686	$(683)	$48,003	$127,367	$157,326	$(5,044)	$152,282
Adjusted net revenue (a):
Americas	$6,854	$11,926	$(13)	$11,913	$24,097	$39,437	$(70)	$39,367
Asia Pacific	8,694	8,324	(295)	8,029	26,734	25,711	(1,233)	24,478
Europe	3,822	3,949	303	4,252	12,886	11,898	(49)	11,849
Total	$19,370	$24,199	$(5)	$24,194	$63,717	$77,046	$(1,352)	$75,694
SG&A and Non-Op (b):
Americas	$6,954	$11,229	$(45)	$11,184	$25,204	$34,096	$(248)	$33,848
Asia Pacific	6,696	6,986	(258)	6,728	21,133	20,031	(966)	19,065
Europe	4,101	3,680	285	3,965	11,840	10,919	(56)	10,863
Corporate	372	676	—	676	2,135	2,287	—	2,287
Total	$18,123	$22,571	$(18)	$22,553	$60,312	$67,333	$(1,270)	$66,063
Operating income (loss):
Americas	$(197)	$617	$(5)	$612	$(1,377)	$5,031	$(43)	$4,988
Asia Pacific	2,228	1,569	(48)	1,521	6,338	6,418	(313)	6,105
Europe	150	345	25	370	1,496	1,282	6	1,288
Corporate	(904)	(1,275)	—	(1,275)	(3,807)	(3,993)	—	(3,993)
Total	$1,277	$1,256	$(28)	$1,228	$2,650	$8,738	$(350)	$8,388
Net income, consolidated	$533	$955	$412	$1,367	$1,465	$7,067	$206	$7,273
EBITDA (loss) (c):
Americas	$20	$810	$(6)	$804	$(876)	$5,515	$(53)	$5,462
Asia Pacific	1,890	1,244	(34)	1,210	5,455	5,533	(261)	5,272
Europe	(300)	279	19	298	995	977	9	986
Corporate	(363)	(705)	—	(705)	(2,169)	(2,312)	—	(2,312)
Total	$1,247	$1,628	$(21)	$1,607	$3,405	$9,713	$(305)	$9,408

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2023	2022	2023	2022
Net income	$533	$955	$1,465	$7,067
Adjustments to Net income
Provision for income taxes	430	340	1,148	1,657
Interest income, net	(90)	(23)	(284)	(28)
Depreciation and amortization expense	374	356	1,076	1,017
Total adjustments from net income to EBITDA	714	673	1,940	2,646
EBITDA	$1,247	$1,628	$3,405	$9,713

Index
Results of Operations
Americas (reported currency)

Revenue - Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$7.2	$12.6	$(5.4)	(43)%	$25.0	$41.6	$(16.6)	(40)%

    For the three months ended September 30, 2023, RPO revenue decreased by $5.1 million, or 42%, while contracting revenue decreased by $0.3 million, or 56%, compared to the same period in 2022. The decreases in both RPO and contracting revenue were mainly due to lower demand from existing clients.

    For the nine months ended September 30, 2023, RPO revenue decreased by $15.4 million, or 39%, while contracting revenue decreased by $1.2 million, or 60%, as compared to the same period in 2022. The decreases in both RPO and contracting revenue were due to the same factor noted above.

Adjusted Net Revenue - Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$6.9	$11.9	$(5.1)	(43)%	$24.1	$39.4	$(15.3)	(39)%
Adjusted net revenue as a percentage of revenue	96%	95%	N/A	N/A	96%	95%	N/A	N/A

    For the three and nine months ended September 30, 2023, RPO adjusted net revenue decreased by $5.0 million, or 42%, and $15.1 million, or 39%, respectively, compared to 2022. The decrease in RPO adjusted net revenue was due to the same factor noted above under “Revenue – Americas”.

For the three months ended September 30, 2023 and 2022, total adjusted net revenue as a percentage of revenue was 96%, compared to 95% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO to contracting revenue.

    For the nine months ended September 30, 2023, total adjusted net revenue as a percentage of revenue was 96%, compared to 95% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was due to the same factor noted above.

Index
SG&A and Non-Op -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$7.0	$11.2	$(4.3)	(38)%	$25.2	$34.1	$(8.9)	(26)%
SG&A and Non-Op as a percentage of revenue	97%	89%	N/A	N/A	101%	82%	N/A	N/A

    For the three months ended September 30, 2023, SG&A and Non-Op decreased $4.3 million, or 38%, compared to the same period in 2022, while SG&A and Non-Op as a percentage of revenue increased from 89% to 97%. The decrease in SG&A and No-Op was principally due to lower consultant staff costs. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in adjusted net revenue outpacing the decrease in consultant staff costs.

For the nine months ended September 30, 2023, SG&A and Non-Op decreased $8.9 million, or 26%, compared to the same period in 2022, while SG&A and Non-Op as a percentage of revenue increased from 82% to 101%. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the same factors noted above.

Operating (Loss) Income and EBITDA -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating (loss) income	$(0.2)	$0.6	$(0.8)	(132)%	$(1.4)	$5.0	$(6.4)	(127)%
EBITDA (loss)	$—	$0.8	$(0.8)	(98)%	$(0.9)	$5.5	$(6.4)	(116)%
EBITDA (loss) as a percentage of revenue	—%	6%	N/A	N/A	(4)%	13%	N/A	N/A

For the three months ended September 30, 2023, operating loss was $0.2 million, compared to operating income of $0.6 million in 2022, and EBITDA was $0.0 million, compared to EBITDA of $0.8 million in 2022.

For the nine months ended September 30, 2023, operating loss was $1.4 million, compared to operating income of $5.0 million in 2022, and EBITDA loss was $0.9 million, compared to EBITDA of $5.5 million in 2022.
The decreases in operating income and EBITDA for the three and nine months ended September 30, 2023, were primarily due to the Company’s decline in adjusted net revenue.

Index
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$26.1	$28.8	$(2.7)	(9)%	$81.8	$86.6	$(4.8)	(6)%

For the three months ended September 30, 2023, contracting revenue decreased by $3.6 million, or 16%, while RPO revenue increased $0.8 million, or 11%, compared to 2022, as discussed below.

    In Australia, revenue decreased $2.4 million, or 9%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily driven by contracting revenue which declined by $3.5 million, or 17% due to lower demand from existing clients. While contracting revenue decreased, RPO revenue grew by $1.1 million, or 20%, compared to 2022, as the result of new client wins and higher demand from existing clients.

    In Asia, revenue decreased $0.1 million, or 4%, for the three months ended September 30, 2023, compared to the same period in 2022, due to lower demand from existing clients.

For the nine months ended September 30, 2023, contracting revenue decreased by $7.4 million, or 11%, while RPO revenue increased by $2.6 million, or 11%, as discussed below.

    In Australia, revenue decreased $4.4 million, or 6%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily in contracting revenue which declined by $7.5 million, or 12%, primarily due to the loss of a significant customer in the first quarter of 2022. While contracting revenue decreased, RPO revenue grew $3.0 million, or 17%, compared to 2022, primarily as the result of new client wins and higher demand from existing clients.

    In Asia, revenue decreased $0.1 million or 1%, for the nine months ended September 30, 2023, compared to 2022.

Adjusted net revenue - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$8.7	$8.0	$0.7	8%	$26.7	$24.5	$2.3	9%
Adjusted net revenue as a percentage of revenue	33%	28%	N/A	N/A	33%	28%	N/A	N/A

For the three months ended September 30, 2023, RPO adjusted net revenue increased $0.8 million, or 11%, while contracting adjusted net revenue decreased $0.1 million or 12%, compared to the same period in 2022.

    In Australia, adjusted net revenue increased by $1.0 million, or 15%, for the three months ended September 30, 2023, compared to the same period in 2022. The increase was primarily reflected in RPO adjusted net revenue, which grew $1.1 million, or 20%, partially offset by contracting adjusted net revenue, which decreased by $0.1 million, or 11% compared to 2022.

    In Asia, adjusted net revenue decreased by $0.3 million, or 20%, for the three months ended September 30, 2023, compared to the same period in 2022.

Total adjusted net revenue as a percentage of revenue was 33% for the three months ended September 30, 2023, compared to 28% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO revenue to contracting revenue.

Index

For the nine months ended September 30, 2023, RPO adjusted net revenue increased by $2.3 million, or 11%, while contracting adjusted net revenue decreased slightly or by 1%, compared to the same period in 2022.

    In Australia, adjusted net revenue increased by $2.7 million, or 14%, for the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily reflected in RPO adjusted net revenue, which grew $2.8 million, or 16%, while contracting adjusted net revenue decreased by $0.1 million, or 2%, compared to 2022.

    In Asia, adjusted net revenue decreased by $0.5 million, or 9%, for the nine months ended September 30, 2023, compared to the same period in 2022.

Total adjusted net revenue as a percentage of revenue was 33% for the nine months ended September 30, 2023, compared to 28% for the same period in 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of higher margin RPO revenue to contracting revenue.

SG&A and Non-Op - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$6.7	$6.7	$—	—%	$21.1	$19.1	$2.1	11%
SG&A and Non-Op as a percentage of revenue	26%	23%	N/A	N/A	26%	22%	N/A	N/A

For the three months ended September 30, 2023, SG&A and Non-Op declined slightly, compared to the same periods in 2022.

For the nine months ended September 30, 2023, SG&A and Non-Op increased $2.1 million, or 11%, compared to the same periods in 2022. The increases in SG&A and Non-Op were primarily due to higher consultant staff costs.

For both the three and nine months ended September 30, 2023, SG&A and Non-Op as a percentage of revenue was 26%, as compared to 23% and 22%, respectively, for the same periods in 2022. For the three and nine months ended September 30, 2023, the increase in SG&A and Non-Op as a percentage of revenue was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$2.2	$1.5	$0.7	46%	$6.3	$6.1	$0.2	4%
EBITDA	$1.9	$1.2	$0.7	56%	$5.5	$5.3	$0.2	3%
EBITDA as a percentage of revenue	7%	4%	N/A	N/A	7%	6%	N/A	N/A

For the three months ended September 30, 2023, operating income was $2.2 million, compared to operating income of $1.5 million in 2022, and EBITDA was $1.9 million, or 7% of revenue, compared to EBITDA of $1.2 million, or 4% of revenue, in 2022. The increases in operating income and EBITDA were principally due to the changes in adjusted net revenue, as described above.

For the nine months ended September 30, 2023, operating income was $6.3 million, compared to operating income of $6.1 million in 2022, and EBITDA was $5.5 million, or 7% of revenue, compared to EBITDA of $5.3 million, or 6% of

Index
revenue, in 2022. The increases in operating income and EBITDA were principally due to the changes in adjusted net revenue, as described above.

Europe (constant currency)
Revenue - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$6.1	$6.6	$(0.5)	(8)%	$20.6	$24.2	$(3.6)	(15)%

    For the three months ended September 30, 2023, RPO revenue decreased by $0.7 million or 15%, while contracting revenue increased by $0.2 million or 9%, compared to the same period in 2022, as further discussed below.

    In the U.K., for the three months ended September 30, 2023, revenue decreased by $0.5 million, or 7%. The change was driven by a decrease in RPO revenue of $0.6 million, or 15% due to lower demand from existing clients, which was partially offset by an increase in contracting revenue of $0.2 million, or 9%, compared to the same period in 2022.

    In Continental Europe, total revenue was $0.3 million for the three months ended September 30, 2023, a decrease of $0.1 million, or 14% compared to 2022. The decrease was primarily due to lower demand from existing recruitment clients.

For the nine months ended September 30, 2023, contracting revenue decreased by $4.2 million, or 36%, partially offset by RPO revenue, which increased by $0.5 million, or 4%, compared to the same period in 2022.

    In the U.K., for the nine months ended September 30, 2023 revenue decreased by $3.5 million, or 15%, compared to the same period in 2022. The decrease was driven by contracting revenue, which declined $4.2 million, or 36%, partially offset by an increase in RPO revenue by $0.7 million, or 6%.

    In Continental Europe, total revenue was $1.1 million for the nine months ended September 30, 2023, a decrease of $0.1 million, or 9%, compared to the same period in 2022. The decrease was primarily due to lower demand from existing recruitment clients.

Adjusted Net Revenue - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Adjusted net revenue	$3.8	$4.3	$(0.4)	(10)%	$12.9	$11.8	$1.0	9%
Adjusted net revenue as a percentage of revenue	62%	64%	N/A	N/A	63%	49%	N/A	N/A

For the three months ended September 30, 2023, adjusted net revenue decreased by $0.4 million, or 10%, driven by an decrease in RPO of $0.4 million, or 10%, led by the U.K. as discussed below.

    In the U.K., total adjusted net revenue for the three months ended September 30, 2023 decreased by $0.4 million, or 10%, compared to 2022. The decrease was driven by RPO adjusted net revenue, which declined by $0.3 million, or 9%, compared to 2022.

Index

    In Continental Europe, total adjusted net revenue was $0.3 million for the three months ended September 30, 2023, a decrease of $0.1 million, or 15% compared to 2022. The decrease was primarily due to lower demand from existing clients.

For the nine months ended September 30, 2023, adjusted net revenue increased by $1.0 million, or 9%, driven by an increase in RPO revenue, which grew $1.0 million, or 9%, compared to the same period in 2022.

    In the U.K., total adjusted net revenue for the nine months ended September 30, 2023 increased by $1.2 million, or 11%, compared to the same period in 2022, driven by an increase in RPO of $1.2 million, or 11%.

    In Continental Europe, for the nine months ended September 30, 2023, total adjusted net revenue decreased by $0.1 million, or 10%, compared to the same period in 2022, due to lower demand from existing clients.

SG&A and Non-Op - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$4.1	$4.0	$0.1	3%	$11.8	$10.9	$1.0	9%
SG&A and Non-Op as a percentage of revenue	67%	60%	N/A	N/A	58%	45%	N/A	N/A

For the three and nine months ended September 30, 2023, SG&A and Non-Op increased $0.1 million, or 3%, and $1.0 million, or 9%, respectively, compared to the same periods in 2022. The increases in SG&A and Non-Op were primarily the result of higher consultant staff costs in the current year.

For the three and nine months ended September 30, 2023, SG&A and Non-Op as a percentage of revenue was 67% and 58%, compared to 60% and 45%, respectively, in 2022. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the higher consultant staff costs.

Operating Income and EBITDA - Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in amount	Change in %	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income	$0.1	$0.4	$(0.2)	(59)%	$1.5	$1.3	$0.2	16%
EBITDA	$(0.3)	$0.3	$(0.6)	(201)%	$1.0	$1.0	$—	1%
EBITDA as a percentage of revenue	(5)%	4%	N/A	N/A	5%	4%	N/A	N/A

    For the three months ended September 30, 2023, operating income was $0.1 million, compared to operating income of $0.4 million for the same period in 2022, and EBITDA loss was $0.3 million, or 5% of revenue, compared to EBITDA of $0.3 million, or 4% of revenue, for the same period in 2022.

For the nine months ended September 30, 2023, operating income was $1.5 million, compared to operating income of $1.3 million for the same period in 2022, and EBITDA was $1.0 million, or 5% of revenue, compared to EBITDA of $1.0 million, or 4% of revenue, for the same period in 2022.

Index
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $0.4 million for the three months ended September 30, 2023 as compared to $0.7 million for the same period in 2022, representing a decrease of $0.3 million. The decrease in Corporate expenses was primarily due to lower stock compensation expense and staff costs.

    For the nine months ended September 30, 2023, corporate expenses were $2.2 million compared to $2.3 million for the same period in 2022, a decrease of $0.1 million. The decrease was primarily due to lower stock compensation expense and staff costs partially offset by higher professional fees, lower corporate allocations, and higher travel and entertainment expenses.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, compared to $0.4 million and $1.0 million for the same periods in 2022, respectively. The higher depreciation and amortization expense was driven by amortization expense in connection with the Coit Acquisition and the Karani Acquisition.

Other Income (expense), Net

Other expense was $0.4 million for the three months ended September 30, 2023, compared to other income of $0.0 million for the same period in 2022. For the nine months ended September 30, 2023, other expense was $0.3 million, compared to other expense of $0.0 million in 2022. The higher expense for the three and nine months ended September 30, 2023 was primarily due to one-time client administrative costs of $0.3 million.

Provision for Income Taxes

    The provision for income taxes for the nine months ended September 30, 2023 was $1.1 million on $2.6 million of pre-tax income, compared to a provision for income tax of $1.7 million on $8.7 million of pre-tax income for the same period in 2022. The effective tax rates for the nine months ended September 30, 2023 and 2022 were positive 44% and positive 19%, respectively. For the nine months ended September 30, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to foreign tax rate differences, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses, partially offset by a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain and recognition of a portion of a deferred tax asset in Canada. For the nine months ended September 30, 2022, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.

Net Income

    Net income was $0.5 million for the three months ended September 30, 2023, compared to net income of $1.0 million for the three months ended September 30, 2022, a decrease in net income of $0.4 million. Basic and diluted earnings per share were $0.17 for the three months ended September 30, 2023, compared to basic and diluted earnings per share of $0.31 and $0.30, respectively, for the same period in 2022.

Net income was $1.5 million for the nine months ended September 30, 2023, compared to net income of $7.1 million for the same period in 2022, a decrease in net income of $5.6 million. Basic and diluted earnings per share were $0.48 and $0.47, respectively for the nine months ended September 30, 2023, compared to basic and diluted earnings per share of $2.35 and $2.25, respectively, for the same period in 2022.

Index
Liquidity and Capital Resources

    As of September 30, 2023, cash and cash equivalents and restricted cash totaled $22.0 million, compared to $27.5 million as of December 31, 2022. The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
$ in millions	2023	2022
Net cash (used in) provided by operating activities	$(3.0)	$5.1
Net cash used in investing activities	(0.1)	(1.3)
Net cash used in financing activities	(2.2)	(2.0)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.2)	(1.2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5.5)	$0.6

Cash Flows from Operating Activities

    For the nine months ended September 30, 2023, net cash used by operating activities was $3.0 million, compared to $5.1 million of net cash provided by operating activities for the same period in 2022, resulting in a $8.1 million increase in net cash used. The net cash used was principally driven by the Company’s lower net income in 2023, as well as less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the nine months ended September 30, 2023, net cash used in investing activities was $0.1 million compared to $1.3 million of net cash used in investing activities in 2022. The decrease primarily reflects the net cash payment of $0.8 million in the prior year for the acquisition of HnB as well as lower capital expenditures. See Note 6 to Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2023, net cash used in financing activities was $2.2 million, compared to net cash used in financing activities of $2.0 million in 2022. The increase in net cash used was due to higher loan repayments of $0.6 million related to the Karani Acquisition, partly offset by lower repurchases of common stock of $0.4 million in 2023 compared to the previous year.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $13 for the three and nine months ended September 30, 2023, respectively, and $5 and $14 for the three and nine months ended September 30, 2022, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2023.

Index
Liquidity and Capital Resources Outlook

    As of September 30, 2023, the Company had cash and cash equivalents on hand of $21.6 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of September 30, 2023. The Company’s near-term cash requirements during 2023 are primarily related to the funding of the Company’s operations. For the full year 2023, the Company expects to make capital expenditures of less than $0.5 million.
    As of September 30, 2023, $10.3 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($5.9 million), the U.K. ($1.2 million), China ($0.7 million), India ($0.7 million), Belgium ($0.6 million), the Philippines ($0.5 million), Singapore ($0.4 million), Canada ($0.4 million) and Switzerland ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of September 30, 2023 and December 31, 2022. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 11, 2022 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the nine months ended September 30, 2023.

Index
FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) rising inflationary pressures and interest rates, (3) the adverse impacts of the coronavirus, or COVID-19 pandemic, (4) the Company’s ability to successfully achieve its strategic initiatives, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to operate successfully as a company focused on its RPO business, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the loss of or material reduction in our business with any of the Company’s largest customers, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company’s markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company’s investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 pandemic, the Russia-Ukraine war, the Hamas-Israel war, and potential conflict in the Middle East (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (17) the Company’s ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company’s stock price, (24) the impact of government regulations, (25) restrictions imposed by blocking arrangements, (26) a material weakness in our internal control over financial reporting that could have a significant adverse effect on our business and the price of our common stock, (27) the potential for a shutdown of the US government if the U.S. Congress is unable to agree on terms for a spending bill sufficient to fund the operation of the U.S. government and (28) those risks set forth in “Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. As a result of the material weakness identified below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023.
In connection with the preparation of the audited financial statements to be included in the 2022 Annual Report on Form 10-K, management identified a material weakness in the design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in a non-routine transaction involving a discretionary bonus paid by the Company on behalf of a customer. The material weakness resulted in an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the three-month and six-month periods ended June 30, 2022 and the nine-month period ended September 30, 2022. The Company’s remediation plan is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2023 management performed remediation actions to address the material weakness as noted above. These actions included reviewing processes and controls mitigating the risk of material non-routine transactions not being correctly reported or disclosed in line with U.S. GAAP. The Company enhanced period-end close procedures to identify and review material non-routine transactions, introducing new processes and a key financial reporting control.

While management’s actions to design a new control have been completed, the material weaknesses will not be considered to be remediated until the applicable control has operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The material weakness is expected to be fully remediated by the end of the fiscal year 2023.

Other than as discussed above, during the quarter ended September 30, 2023, there were no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2023 - July 31, 2023	—	$—	—
August 1, 2023 - August 31, 2023	7,269	$20.78	7,269	$4,848,945
September 1, 2023 - September 30, 2023	2,296	$21.63	2,296	$4,799,292
Total	9,565	$20.98	9,565

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock. On August 8, 2023, the Company’s Board of Directors authorized a new stock repurchase program for up to $5,000 of the Company’s outstanding shares of common stock. This authorization does not expire. The Company has repurchased shares from time to time as market conditions warrant.

Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Further details can be found in Note 12 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q.

During the nine months ended September 30, 2023, the Company repurchased a total of 36,842 shares of its common stock on the open market for a cost of $774. Of these shares, 27,277 shares were repurchased under the July 30, 2015 authorization for $573, and 9,565 were repurchased under the August 8, 2023 authorization for $201. As of September 30, 2023, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 502,020 shares for a total cost of $10,201, completing the July 30, 2015 authorization and leaving $4,799 available for purchase under the August 8, 2023 authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

Index
ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 8, 2023, the Company’s Board of Directors authorized and approved a stock repurchase program for up to $5,000 of the Company’s outstanding shares of common stock. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	November 13, 2023	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 13, 2023	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)