Form 10-K
period 2023-12-31
Hudson Global, Inc.
filed 2024-03-14
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $41,294,131 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2023.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 03/01/2024
Common Stock - $0.001 par value	2,815,360
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY	73
	SIGNATURES	74

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
The Company delivers Recruitment Process Outsourcing (“RPO”) services, consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.
In February 2024, Hudson RPO announced an expansion of its service offerings to include executive search in North America, focusing on Life Sciences and Human Resources. This expansion, coupled with the Company’s existing RPO strategy, provides a comprehensive talent acquisition approach, enabling clients to develop streamlined and centralized hiring strategies within a flexible and scalable total talent solution. This service offering better positions the Company as a strategic partner helping clients to implement successful business strategies.
On November 15, 2023, Hudson announced the appointment of Jacob “Jake” Zabkowicz as Global Chief Executive Officer for Hudson RPO. Mr. Zabkowicz leads the vision, strategy, and execution of Hudson RPO’s growth plan, while Jeff Eberwein, Chief Executive Officer of Hudson Global, Inc., continues to focus on capital allocation, acquisitions, corporate strategy, and maximizing shareholder value.
On October 31, 2023, Hudson completed its acquisition of Hudson Global Resources (Singapore) Pte. Ltd. (“Hudson Singapore”), a provider of recruitment services primarily to clients operating in Singapore. Hudson Singapore has a 30-year track record of senior placements and project recruitment work across Southeast Asia including Singapore, Malaysia, the Philippines, Vietnam, Thailand, and Indonesia.
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

Business Segments
The Company operates directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. For the year ended December 31, 2023, the amounts and percentages of the Company’s total revenue from the three reportable segments were as follows:

	Revenue
$ in thousands	Amount	Percentage
Americas	$31,254	19.4%
Asia Pacific	103,857	64.4%
Europe	26,227	16.2%
Total	$161,338	100.0%
Service Offerings
The Company’s core service offering is RPO, consisting of RPO and contracting services:

RPO: The Company provides complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles.

Contracting: The Company provides clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.

For the year ended December 31, 2023, the amounts and percentages of the Company’s total revenue from the core service offerings were as follows:

	Revenue
$ in thousands	Amount	Percentage
RPO	$78,468	48.6%
Contracting	82,870	51.4%
Total	$161,338	100.0%

Clients

The Company’s clientele includes mid-to-large-cap multinational companies and government agencies. For the years ended December 31, 2023 and 2022, over 85% and 75% of the Company’s revenue was generated by its top 25 clients, respectively. Two clients accounted for an aggregate of 50% of revenue in both 2023 and 2022. One client accounted for 20% or greater of accounts receivable as of December 31, 2023 and 2022. Our business is dependent upon the continuation of these business relationships as well as new client development.

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

Human Capital Resources

The Company’s success significantly depends upon its workforce. The Company employs approximately 1,050 people worldwide, including approximately 120 employees in the United States (“U.S.”) and 930 employees internationally. Hudson is dedicated to acquiring, investing in, and retaining top talent. Hudson RPO’s global and regional employees have vast training and expertise across human capital solutions. Specifically, of the Company’s employees, approximately 960 are client-facing consultants who sell and deliver the Company’s RPO services to its existing client base. The Company’s consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

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

Segment and Geographic Data

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

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

Clients’ demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. In addition, certain geopolitical events such as the war in Ukraine, conflicts in the Middle East and the U.S./China trade tensions, have caused significant economic, market, political, and regulatory uncertainty in some of the Company’s markets. We have limited flexibility to combat these uncertainties and reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. As a result, we may face increased pricing pressures during these periods.

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the second half of 2023, the market conditions were more challenging than anticipated due to the higher inflation, higher interest rates, and decreased demand for labor in certain markets. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. We anticipate that the market conditions will continue to be challenging into 2024.

The pricing pressures and global economic fluctuations are not limited to the periods of geopolitical events. Higher than expected inflation in most markets and rising interest rates, have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. The inflationary environment and related interest rate impacts continue to have a significant adverse impact on the economy and market conditions. These factors may impact labor markets and the demand for workforce, available borrowing capacity, cash flow protection, and more. As a result, our business, financial condition, and results of operations may be negatively affected.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.

We have been engaged in strategic initiatives to maximize long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and the development of new business, as well as to consider potential additional businesses that we believe could be beneficial and create value for our stockholders. We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. We may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of these strategic initiatives.

We may face risks related to potential or current acquisitions or dispositions of businesses.

As part of our growth strategy, we may pursue acquisition opportunities that we believe can complement or expand our current business activities or sell other businesses. Acquisition and disposition activity exposes us to a number of risks. There could be unforeseen liabilities or asset impairments that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. With respect to businesses that we may sell, we would also no longer be able to rely on any cash flow they generated, and there is no assurance that when or if we reinvested any proceeds from a sale it would be in an acquisition that generates the anticipated benefits. We also may not realize all of the anticipated benefits of acquisitions, or potential future strategic transactions, which could adversely affect our business, financial condition and results of operations. Our ability to achieve certain benefits from acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate any such businesses smoothly or successfully, and the process may take longer than expected. We can provide no assurances that we will enter into any agreements in connection with potential acquisitions or dispositions or as to the timing of any potential strategic transactions. The strategic transaction process may disrupt our business including diverting management’s attention from ongoing business concerns.

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

For the years ended December 31, 2023 and 2022, over 85% and 75% of the Company’s revenue was generated by its top 25 clients, respectively. Two clients accounted for an aggregate of 50% of revenue in both 2023 and 2022. One client accounted for 20% or greater of accounts receivable as of December 31, 2023 and 2022. Our business is dependent upon the continuation of these business relationships as well as new client development. The loss of these customers or any material reduction in the amount of business we conduct with these customers, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, it could have a material adverse effect on our business, financial condition, and results of operations, and the market price of our common stock could decline significantly.

Our revenue can vary because our clients often run bid processes for RPO functions and can terminate their relationship with us at any time with limited or no penalty.

Our RPO business is significantly affected by our clients’ hiring needs and their views of their future prospects. Clients may, on very short notice, terminate, reduce, or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition, and results of operations.

In addition, many of our larger clients run regular bid processes for their RPO requirements, requiring us to compete for new opportunities with existing clients. Even if our client relationships remain strong, we are repeatedly subject to open bid processes for new business or prior to the renewal of existing business. If we fail to meet the criteria set by our clients for new opportunities or for the renewal of existing services that we provide, or if our competitors are able to offer comparable service levels at reduced cost, our business may suffer.

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

We have experienced negative cash flows and reported operating and net losses in previous years. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy slows down or enters recession, or inflation increases. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

Our credit facilities may restrict our operating flexibility in the future.

The Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The ability to borrow under the NAB Facility Agreement is limited to a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. As of December 31, 2023, there were no amounts outstanding under the NAB Facility Agreement.

On May 5, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023, and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. As of December 31, 2023, there were no amounts outstanding under the HSBC Facility Agreement.

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

In addition, a default, amendment, or waiver to our NAB Facility Agreement or our Singapore Facility Agreement or a future agreement to avoid a default may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under the NAB Facility Agreement bears interest at the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Debt incurred under the Singapore Facility Agreement bears interest at the bank’s internal cost of capital plus margin of 3.5% per annum. Any increase in interest expense could reduce the funds available for operations.

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

We conduct direct operations in fourteen countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2023, approximately 82% of our revenue was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Additionally, our international operations may also be adversely affected by political events, domestic or international terrorist events, hostilities or complications due to natural, nuclear, war or other disasters, including the ongoing Russian invasion of Ukraine and the conflicts in the Middle East. These or any further political or governmental developments or health concerns in the U.S. and foreign countries in which we operate could result in social, economic, and labor instability, as well as affect demand for our services. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

We depend on our key management personnel.

Our success depends to a significant extent on our senior management team. The loss of the services of one or more key senior management team members could have a material adverse effect on our business, financial condition, and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition, and results of operations. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to health concerns. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

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

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2023, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $27.10 to a low of $14.66. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

Issues relating to the use of new and evolving technologies, such as Artificial Intelligence (“AI”) and Machine Learning (“ML”) present challenges for our business and may result in liability.

A quickly evolving social, legal and regulatory environment may cause us to incur increased operational and compliance costs, including increased research and development costs, or divert resources from other development efforts, to address potential issues related to usage of AI and ML. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. We incorporate AI and ML into our offerings for use cases that could potentially impact civil, privacy, or employment benefit rights. Failure to adequately address issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. Potential government regulation related to AI, including relating to ethics and social responsibility, may also increase the burden and cost of compliance and research and development. Employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability.

In addition, our RPO business may be disrupted by new emergent tools that threaten our established business practices. If our clients invest heavily in obtaining or designing and implementing their own systems for recruitment using AI and ML, they may have reduced demand for our services. It is too early to determine the extent to which AI and ML may impact our business, but it is possible that these tools may negatively impact our business.

Data security and integrity are critically important to the businesses we own and manage, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data could result in significant harm to our reputation or the reputation of any of the businesses we own.

We collect, store and transmit a large amount of confidential company information on hundreds of millions of businesses, including financial information and personal information, as well as certain consumer information and credit information. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods.

One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information and the confidential information about clients’ employees’ compensation, health and benefits information and other personally identifiable information.

Although our businesses have not incurred material losses or liabilities to date as a result of any breaches, unauthorized disclosure, loss or corruption of their data or inability of their clients to access their systems, such events could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data, disrupt their operations, subject them to substantial regulatory and legal proceedings and potential liability and fines, result in a material loss of business and/or significantly harm their reputation. If they are unable to efficiently manage the vulnerability of their systems and effectively maintain and upgrade their system safeguards, they may incur unexpected costs and certain of their systems may become more vulnerable to unauthorized access.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.    CYBERSECURITY

    Risk Management and Strategy.

The Company has developed an information security program to address material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. A risk assessment, based on a method and guidance from a recognized national standards organization, is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems, including cloud-based platforms and services. For example, third parties are used to conduct assessments, such as vulnerability scans and penetration testing. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring.

The Company has a written incident response plan and conducts tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption in technology we rely on. The Company is a member of an industry cybersecurity intelligence and risk sharing organization. Employees undergo security awareness training when hired and annually.

The Company has a Governance, Risk, and Compliance (GRC) function to address enterprise risks, and cybersecurity is a risk category addressed by that function.

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Additionally, cybersecurity risks and threats that could have a material impact on the Company are discussed further in the Item 1A Risk Factors. Those sections of Item 1A should be read in conjunction with this Item 1C.

Governance.

The Global Head of IT is the management position with primary responsibility for the development, operation, and maintenance of our information security program. Responsibilities of this role include management of third-party vendors, ensuring data interactions with outside parties, adhering to IT security best practices, and ensuring that all devices within the Company's IT infrastructure are appropriately secured and managed. It also encompasses ensuring that all employees are educated in IT best practices around incident management and security, ensuring the security of the internal and external IT systems, as well communicating to senior management and planning for future IT strategy and IT security.

The Company has an established Information Security Committee to manage the information security risk assessment framework. This framework includes a defined methodology and tolerable level of risk documented within the Information Security Management System ("ISMS") and relevant controls addressing business risks. The committee is informed of all security incidents and ensures appropriate remediation activities are implemented. The Company’s ISMS are audited by both internal and external parties on a regular basis. Results of audits and material security incidents are presented to the Board of Directors on a quarterly basis.

ITEM 2.    PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal executive office and headquarters are located at 53 Forest Avenue, Suite 102, Old Greenwich, CT 06870, where we occupy space with approximately 2,000 aggregate square feet.

The Company maintains offices in the Americas, Asia Pacific, and Europe. In the Americas, the Company maintains 2 leased locations with approximately 7,300 aggregate square feet; in Asia Pacific, the Company maintains 7 leased locations with approximately 31,800 aggregate square feet; and in Europe, the Company maintains 1 leased location with approximately 1,200 aggregate square feet. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock was listed for trading on the NASDAQ Global Select Market during 2023 under the symbol “HSON.” As of January 31, 2024, there were approximately 149 holders of record of the Company’s common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2023
Fourth quarter	$20.25	$14.66
Third quarter	$24.00	$18.74
Second quarter	$24.03	$17.88
First quarter	$27.10	$20.70
2022
Fourth quarter	$38.00	$20.51
Third quarter	$36.97	$27.54
Second quarter	$44.00	$30.03
First quarter	$42.09	$24.23

DIVIDENDS

In the last few years, the Company has not paid dividends, and there are no current plans to declare common stock dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2023 - October 31, 2023	—	$—	—	$4,799,292
November 1, 2023 - November 30, 2023	6,897	$16.20	6,897	$4,687,560
December 1, 2023 - December 31, 2023	4,495	$16.39	4,495	$4,613,877
Total	11,392	$16.28	11,392	$4,613,877

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

Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Further details can be found in Note 12 to the Consolidated Financial Statements in Item 8 included in Part II of this Form 10-K.

For the year ended December 31, 2023, the Company repurchased a total of 48,234 shares of its common stock on the open market for a cost of $959. Of these shares, 27,277 shares were repurchased under the July 30, 2015 authorization for $573, and 20,957 were repurchased under the August 8, 2023 authorization for $386. As of December 31, 2023, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 513,412 shares for a total cost of $10,387, completing the July 30, 2015 authorization and leaving $4,614 available for purchase under the August 8, 2023 authorization.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks, and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 16 to the Consolidated Financial Statements in Item 8 for EBITDA segment reconciliation information. Note that amounts within this Item shown in millions may not recalculate due to rounding.
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

We continue to explore all strategic alternatives to maximize value for the Company’s stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance value to our stockholders, as well as review information regarding potential acquisitions or combinations, both within the RPO business line as well as other businesses, and provide information to third parties regarding potential dispositions of assets or business lines, from time to time.

This MD&A discusses the results of the Company’s RPO business for the years ended December 31, 2023 and 2022.

Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In 2023, the market conditions continued to be challenging due to higher inflation, higher interest rates and decreased demand for labor in certain markets. We anticipate that the market conditions will continue to be challenging into 2024.

Economic conditions in most of the world’s major markets slowed down in 2023. Higher than expected inflation in most markets and rising interest rates have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. These conditions and expected future inflation and potential interest rate increases could have material adverse impacts on various aspects of our business in the future.

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

Financial Performance

The following is a summary of the Company’s financial performance highlights for the years ended December 31, 2023 and 2022. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the Company’s results by segment.
•Revenue was $161.3 million for the year ended December 31, 2023, compared to $200.9 million for 2022, a decrease of $39.6 million, or 20%. The decrease in revenue was principally driven by declines in the Americas and Australia.
◦On a constant currency basis, revenue decreased $34.7 million, or 18%, primarily due to a decrease in RPO revenue of $18.1 million, or 19%, and a decline in contracting revenue of $16.6 million, or 17%, compared to 2022.
•Selling, general and administrative expenses, and other non-operating income (expense) (“SG&A and Non-Op”) was $76.6 million for the year ended December 31, 2023, compared to $88.5 million for 2022, a decrease of $11.9 million, or 13%.

◦On a constant currency basis, SG&A and Non-Op decreased $10.7 million or 12%. SG&A and Non-Op, as a percentage of revenue, was 47% for the year ended December 31, 2023, compared to 45% for 2022. The increase was principally due to higher staff costs as a percentage of revenue, partially offset by a $1.1 million benefit payout in the Americas.
•EBITDA was $3.7 million for the year ended December 31, 2023, compared to EBITDA of $10.8 million for 2022. On a constant currency basis, EBITDA decreased $6.8 million in 2023 compared to 2022.
•Net income was $2.2 million for the year ended December 31, 2023, compared to a net income of $7.1 million for 2022. On a constant currency basis, net income decreased $5.1 million in 2023.
Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below include a reconciliation of constant currency results to the most directly comparable U.S. GAAP financial measures, and summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$31,254	$51,639	$(98)	$51,541
Asia Pacific	103,857	118,149	(4,643)	113,506
Europe	26,227	31,129	(126)	31,003
Total	$161,338	$200,917	$(4,867)	$196,050
Adjusted net revenue (a):
Americas	$30,141	$48,990	$(71)	$48,919
Asia Pacific	33,675	34,278	(1,294)	32,984
Europe	16,451	15,942	184	16,126
Total	$80,267	$99,210	$(1,181)	$98,029
SG&A and Non-Op (b):
Americas	$31,171	$44,407	$(257)	$44,150
Asia Pacific	27,608	26,708	(1,014)	25,694
Europe	14,866	14,452	152	14,604
Corporate	2,959	2,888	—	2,888
Total	$76,604	$88,455	$(1,119)	$87,336
Operating income (loss):
Americas	$(2,514)	$4,298	$(43)	$4,255
Asia Pacific	6,894	8,378	(328)	8,050
Europe	1,988	1,726	25	1,751
Corporate	(4,985)	(5,065)	—	(5,065)
Total	$1,383	$9,337	$(346)	$8,991
Net income, consolidated	$2,198	$7,129	$218	$7,347
EBITDA (loss)(c):
Americas	$(704)	$4,877	$(55)	$4,822
Asia Pacific	5,859	7,282	(272)	7,010
Europe	1,582	1,501	34	1,535
Corporate	(3,074)	(2,905)	—	(2,905)
Total	$3,663	$10,755	$(293)	$10,462

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

The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2023	2022
Net income	$2,198	$7,129
Adjustments to net income
Provision for income taxes	370	2,331
Interest income, net	(372)	(83)
Depreciation and amortization expense	1,467	1,378
Total adjustments from net income to EBITDA	1,465	3,626
EBITDA	$3,663	$10,755

Results of Operations:
Americas (reported currency)
Revenue - Americas

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$31.3	$51.6	$(20.4)	(39)%

For the year ended December 31, 2023, RPO revenue decreased by $19.0 million, or 39%, while contracting revenue decreased by $1.4 million, or 59%. The decreases in both RPO and contracting revenue were mainly due to lower demand from existing clients.
Adjusted net revenue - Americas

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$30.1	$49.0	$(18.8)	(38)%
Adjusted net revenue as a percentage of revenue	96%	95%	N/A	N/A

For the year ended December 31, 2023, RPO adjusted net revenue decreased $18.6 million, or 38%, while contracting adjusted net revenue decreased $0.3 million, or 64%, compared to 2022. The decreases in RPO and contracting adjusted net revenue were due to the same factor noted above under “Revenue – Americas”.

Total adjusted net revenue, as a percentage of revenue, increased to 96% for 2023, compared to 95% for 2022, primarily attributable to the higher mix of RPO to contracting revenue in 2023 compared to 2022.

SG&A and Non-Op - Americas

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$31.2	$44.4	$(13.2)	(30)%
SG&A and Non-Op as a percentage of revenue	100%	86%	N/A	N/A

For the year ended December 31, 2023, SG&A and Non-Op decreased $13.2 million, or 30%, compared to 2022, while SG&A and Non-Op as a percentage of revenue increased from 86% to 100%. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in adjusted net revenue outpacing the decrease in consultant staff costs. SG&A and Non-Op in 2023 included proceeds received in early 2024 of $1.1 million related to a benefit payout.

Operating Income and EBITDA - Americas

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating (loss) income	$(2.5)	$4.3	$(6.8)	(158)%
EBITDA	$(0.7)	$4.9	$(5.6)	(114)%
EBITDA as a percentage of revenue	(2)%	9%	N/A	N/A
Operating loss of $2.5 million decreased compared to operating income of $4.3 million in 2022 primarily due to declines in adjusted net revenue and higher SG&A and Non-Op as a percentage of revenue.
For the year ended December 31, 2023, EBITDA loss was $0.7 million, or 2% of revenue, compared to EBITDA of $4.9 million, or 9% of revenue, in 2022. The decrease in EBITDA was due to the same factors noted above.
The difference between operating income and EBITDA for the year ended December 31, 2023, was primarily due to the proceeds of $1.1 million noted above.
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$103.9	$113.5	$(9.6)	(9)%

For the year ended December 31, 2023, contracting revenue decreased by $10.7 million, or 13%, while RPO revenue increased by $1.0 million, or 3%, compared to 2022.

In Australia, for the year ended December 31, 2023, revenue decreased $9.6 million, or 9%, compared to 2022. The decline was primarily in contracting revenue, which decreased by $10.7 million, or 14%, partially offset by RPO revenue, which increased by $1.1 million, or 5%. The decreases in contracting revenue was due to lower volume from existing clients, while the increase in RPO revenue were primarily due to higher demand from existing clients, as well as the implementation of new client contracts.

In Asia, revenue increased $0.4 million, or 5%, for the year ended December 31, 2023, compared to 2022.
Adjusted net revenue - Asia Pacific

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$33.7	$33.0	$0.7	2%
Adjusted net revenue as a percentage of revenue	32%	29%	N/A	N/A

For the year ended December 31, 2023, RPO adjusted net revenue increased by $0.8 million, or 3%, while contracting adjusted net revenue decreased by $0.1 million, or 4%, compared to the same period in 2022.

In Australia, adjusted net revenue increased by $0.8 million, or 3%, for the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily in RPO adjusted net revenue, which grew $0.9 million, or 4%, partially offset by a decrease in contracting adjusted net revenue of $0.1 million, or 4% as compared to 2022. The increase in RPO adjusted net revenue primarily reflected the implementation of a new contract win, while the decrease in contracting adjusted net revenue was due to lower demand from existing clients.

In Asia, adjusted net revenue decreased $0.1 million, or 2%, for the year ended December 31, 2023, compared to 2022. The Hudson Singapore Acquisition positively contributed 1 percentage point to the adjusted net revenue performance (see Note 5 to the Consolidated Financial Statements in Item 8).

Adjusted net revenue as a percentage of revenue, for the year ended December 31, 2023, was 32%, compared to 29% for 2022. The increase in total adjusted net revenue as a percentage of revenue was attributed to the greater mix of higher margin RPO revenue to contracting revenue in 2023 (as contracting is generally a lower margin service offering), compared to 2022.

SG&A and Non-Op - Asia Pacific

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$27.6	$25.7	$1.9	7%
SG&A and Non-Op as a percentage of revenue	27%	23%	N/A	N/A

For the year ended December 31, 2023, SG&A and Non-Op increased $1.9 million, or 7%, compared to 2022. The increase was primarily due to higher consultant staff costs. SG&A and Non-Op, as a percentage of revenue, was 27% in 2023, compared to 23% in 2022. The increase was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$6.9	$8.1	$(1.2)	(14)%
EBITDA	$5.9	$7.0	$(1.2)	(16)%
EBITDA as a percentage of revenue	6%	6%	N/A	N/A

Operating income was $6.9 million for the year ended December 31, 2023, compared to $8.1 million for 2022. The decrease in operating income was principally due to the change in SG&A and Non-Op, as described above.

For the year ended December 31, 2023, EBITDA was $5.9 million, or 6% of revenue, compared to EBITDA of $7.0 million, or 6% of revenue, in 2022. The decrease in EBITDA for the year ended December 31, 2023 was principally due to the factors noted above.
The difference between operating income and EBITDA for the years ended December 31, 2023 and 2022 was principally due to corporate management expenses.

Europe (constant currency)
Revenue - Europe

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$26.2	$31.0	$(4.8)	(15)%

For the year ended December 31, 2023, contracting revenue decreased by $4.5 million, or 32%, while RPO revenue decreased by $0.3 million, or 2%, compared to 2022.

In the U.K., for the year ended December 31, 2023, revenue decreased by $4.4 million, or 15%, to $24.8 million from $29.2 million in 2022. The decrease was principally driven by lower contracting revenue of $4.5 million.

In Continental Europe, for the year ended December 31, 2023, total revenue was $1.4 million, compared to $1.8 million for 2022, a decrease of $0.3 million, or 19%. The decrease was due to lower demand from existing recruitment clients.

Adjusted net revenue - Europe

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$16.5	$16.1	$0.3	2%
Adjusted net revenue as a percentage of revenue	63%	52%	N/A	N/A

For the year ended December 31, 2023, adjusted net revenue increased by $0.3 million, or 2%, driven by an increase in RPO revenue of $0.4 million, or 3%, compared to the same period in 2022.

In the U.K., total adjusted net revenue for the year ended December 31, 2023, increased $0.7 million, or 5%, compared to the same period in 2022. The change in the U.K. was primarily driven by an increase in RPO adjusted net revenue of $0.7 million, or 5%.

In Continental Europe, for the year ended December 31, 2023, total adjusted net revenue decreased by $0.3 million, or 21%, compared to the same period in 2022.

SG&A and Non-Op - Europe

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$14.9	$14.6	$0.3	2%
SG&A and Non-Op as a percentage of revenue	57%	47%	N/A	N/A

For the year ended December 31, 2023, SG&A and Non-Op increased $0.3 million, or 2%, compared to 2022. The increase in SG&A and Non-Op was due to higher staff consultant costs, foreign currency exchange and one-time client administrative costs of $0.2 million, partially offset by advertising and marketing expense and travel and entertainment costs in the current year. SG&A and Non-Op, as a percentage of revenue, was 57% in 2023 compared to 47% in 2022. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the higher consultant staff costs.
Operating Income and EBITDA - Europe

	Year Ended December 31,
	2023	2022	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income:	$2.0	$1.8	$0.2	14%
EBITDA	$1.6	$1.5	$—	3%
EBITDA as a percentage of revenue	6%	5%	N/A	N/A

Operating income was $2.0 million for the year ended December 31, 2023, compared to $1.8 million for 2022. The increase was principally due to the adjusted net revenue gains, as described above.

For the year ended December 31, 2023, EBITDA was $1.6 million, or 6% of revenue, compared to EBITDA of $1.5 million for 2022.
The difference between operating income and EBITDA for the years ended December 31, 2023 and 2022 was principally due to foreign currency exchange, corporate management expenses, and the one-time client administrative costs of $0.2 million.
The following are discussed in reported currency

Corporate expenses, net of corporate management expenses

For the year ended December 31, 2023, corporate expenses were $3.0 million compared to $2.9 million for 2022, a increase of $0.1 million, or 2%. The increase was primarily due to higher professional fees, partially offset by lower compensation expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.5 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

Interest Income, Net

Net interest income was $0.4 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. The increase was due to higher interest rates.

Other income (expense), Net

Net other income was $0.8 million for the year ended December 31, 2023, as opposed to net other income of $0.0 million for the same period in 2022. The increase in income was primarily due to a benefit payout of $1.1 million, partially offset by one-time client administrative costs of $0.2 million.

Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2023 was $0.4 million, on $2.6 million of pre-tax income, compared to a provision from income taxes of $2.3 million on $9.5 million of pre-tax income for 2022. The effective tax rate for the year ended December 31, 2023 was 14.4%, compared to 24.6% for 2022. The change in the Company’s effective tax rate compared to 2022 is primarily related to recognition of deferred tax assets in Belgium and Canada, the reduction and effective lapsing of statutes for certain historic foreign uncertain tax positions and foreign tax rate differences, as well as changes in valuation allowances in the U.S. and certain foreign jurisdictions. For the year ended December 31, 2022, the effective tax rate difference from the U.S. federal statutory rate of 21% was primarily attributable to changes in valuations allowances in the U.S. and certain foreign subsidiaries, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.

Net Income

Net income was $2.2 million for the year ended December 31, 2023, compared to net income of $7.1 million for 2022, a decrease in net income of $4.9 million. Basic and diluted earnings per share were $0.72 and $0.70, respectively for the year ended December 31, 2023, compared to basic and diluted income per share of $2.37 and $2.27 in 2022.

Liquidity and Capital Resources

As of December 31, 2023, cash and cash equivalents and restricted cash totaled $23.2 million, as compared to $27.5 million as of December 31, 2022. The following table summarizes the cash flow activities for the years ended December 31, 2023 and 2022:

	For The Year Ended December 31,
$ in millions	2023		2022
Net cash provided by operating activities	$0.3		$9.5
Net cash used in by investing activities	(2.2)		(1.3)
Net cash used in financing activities	(2.5)		(2.0)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—		(0.7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4.3)	*	$5.4	*

*Does not sum due to rounding

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities was $0.3 million, as compared to $9.5 million of net cash provided by operating activities for the same period in 2022, resulting in a decrease in net cash provided by operating activities of $9.1 million. The decline was principally from the Company’s lower net income in 2023, along with less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $2.2 million, as compared to $1.3 million in 2022. Net cash used in investing activities in 2023 primarily reflects the cash paid of $2.1 million in October 2023 for the acquisition of Singapore, while net cash used in investing activities in 2022 reflects cash paid of $0.8 million in August 2022 for the acquisition of HnB (see Note 5 to the Consolidated Financial Statements in Item 8 for additional information.)

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $2.5 million, compared to 2.0 million in 2022. The increase in net cash used in financing activities was mostly attributable to higher loan repayments of $0.6 million related to the Karani Acquisition, partly offset by lower repurchases of common stock of $0.2 million in 2023 compared to the previous year.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $17 and $18 for the years ended December 31, 2023 and 2022, respectively. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2023.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. ("Singapore Borrower"), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited ("HSBC"), entered into an invoice finance credit facility agreement (the "HSBC Facility Agreement"). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The HSBC Facility Agreement does not have a stated maturity date. As of December 31, 2023, there were no outstanding amounts under the HSBC Facility Agreement. The interest expense and fees incurred on the HSBC Facility Agreement amounted to $3 for the year ending December 31, 2023. The Company was in compliance with all financial covenants under the HSBC Facility Agreement as of December 31, 2023.

Liquidity and Capital Resources Outlook

As of December 31, 2023, the Company had cash and cash equivalents on hand of $22.6 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement and an additional 1 million Singapore dollars under the HSBC Facility. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of December 31, 2023. The Company’s near-term cash requirements during 2024 are primarily related to the funding of the Company’s operations. For the full year 2024, the Company expects to make capital expenditures of less than $0.5 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of December 31, 2023, $9.3 million of the Company’s cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in Australia ($6.0 million), the U.K. ($2.5 million), Singapore ($1.0 million), Belgium ($0.7 million), China ($0.7 million), Hong Kong ($0.6 million), India ($0.6 million), the Philippines ($0.4 million), Canada ($0.4 million), and Switzerland ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of December 31, 2023 and 2022, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

Revenue Recognition

The Company recognizes revenue for our RPO business over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fee and variable usage-based consideration. Variable usage-based consideration is constrained by candidates accepting offers of permanent employment. We recognize revenue on the fixed fee as the performance obligations are satisfied and usage-based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO contracts. The costs to fulfill these contracts are expensed as incurred.

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

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions – a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2023, the Company’s gross liability for income taxes associated with uncertain tax positions was $0.1 million.

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

Forward-Looking Statements

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company’s ability to successfully achieve its strategic initiatives, (3) risks related to potential acquisitions or dispositions of businesses by the Company, (4) the Company’s ability to operate successfully as a company focused on its RPO business, (5) risks related to fluctuations in the Company’s operating results from quarter to quarter due to various factors such as rising inflationary pressures and interest rates, (6) the loss of or material reduction in our business with any of the Company’s largest customers, (7) the ability of clients to terminate their relationship with the Company at any time, (8) competition in the Company’s markets, (9) the negative cash flows and operating losses that may recur in the future, (10) risks relating to how future credit facilities may affect or restrict our operating flexibility, (11) risks associated with the Company’s investment strategy, (12) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the Russia-Ukraine war, the Hamas-Israel war, and potential conflict in the Middle East, (13) the Company’s dependence on key management personnel, (14) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (15) the Company’s ability to collect accounts receivable, (16) the Company’s ability to maintain costs at an acceptable level, (17) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (18) risks related to providing uninterrupted service to clients, (19) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (20) the Company’s ability to utilize net operating loss carryforwards, (21) volatility of the Company’s stock price, (22) the impact of government regulations, (23) restrictions imposed by blocking arrangements, (24) risks related to the use of new and evolving technologies, and (25) the adverse impacts of cybersecurity threats and attacks. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Global, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Hudson Global, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Realizability of Deferred Tax Assets
As described in Note 7 to the financial statements, the Company had deferred tax assets of $187 million, reduced by a valuation allowance of $183 million as of December 31, 2023. Deferred tax assets are reduced by a valuation allowance if, based upon the consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods. The Company has determined it is more likely than not that a portion of the deferred tax assets will not be realized.
We identified management’s evaluation of the realizability of the deferred tax assets as a critical audit matter. The principal considerations for our determination are the certain significant judgements made by management in determining realizability of the deferred tax assets, such as the forecasting of future income and evaluation of the positive and negative evidence. Auditing the forecast of future income and the positive and negative evidence involve especially subjective auditor judgement due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included (i) verifying net operating loss and capital loss carryforwards that will expire within the near future, (ii) analyzing the Company’s historical earnings, (iii) reviewing managements assumptions used in the development of forecasts and (iv) analyzing the impact of certain elections related to the Company’s Global Intangible Low Taxed Income (GILTI) inclusions.

We have served as the Company’s auditor since 2023.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 14, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Hudson Global, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Hudson Global, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, LLP
We served as the Company’s auditor from 2019 to 2023.
New York, New York
April 14, 2023

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$161,338	$200,917

Operating expenses:
Direct contracting costs and reimbursed expenses	81,071	101,707
Salaries and related	62,859	74,373
Office and general	10,915	10,344
Marketing and promotion	3,643	3,778
Depreciation and amortization	1,467	1,378
Total operating expenses	159,955	191,580
Operating income	1,383	9,337
Non-operating income (expense):
Interest income, net	372	83
Other income (expense), net	813	40
Income before income taxes	2,568	9,460
Provision for income taxes	370	2,331
Net income	$2,198	$7,129
Earnings per share:
Basic	$0.72	$2.37
Diluted	$0.70	$2.27
Weighted-average shares outstanding:
Basic	3,064	3,011
Diluted	3,140	3,138

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022
Comprehensive income:
Net income	$2,198	$7,129
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	349	(1,554)
Total other comprehensive income (loss), net of income taxes	349	(1,554)
Comprehensive income	$2,547	$5,575

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$22,611	$27,123
Accounts receivable, less allowance for expected credit losses of $378 and $51, respectively	19,710	26,270
Restricted cash, current	354	160
Prepaid and other	3,172	1,959
Total current assets	45,847	55,512
Property and equipment, net of accumulated depreciation of $1,564 and $950, respectively	421	673
Operating lease right-of-use assets	1,431	685
Goodwill	5,749	4,875
Intangible assets, net of accumulated amortization of $2,771 and $1,647, respectively	3,628	4,516
Deferred tax assets	3,360	1,475
Restricted cash	205	194
Other assets	317	12
Total assets	$60,958	$67,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$868	$1,678
Accrued salaries, commissions, and benefits	4,939	11,509
Accrued expenses and other current liabilities	4,635	6,348
Note payable – short term	—	1,250
Operating lease obligations, current	768	337
Total current liabilities	11,210	21,122
Income tax payable	87	81
Operating lease obligations	664	348
Other liabilities	443	599
Total liabilities	12,404	22,150
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,896 and 3,823 shares issued; 2,807 and 2,794 shares outstanding, respectively	4	4
Additional paid-in capital	493,036	491,567
Accumulated deficit	(425,247)	(427,394)
Accumulated other comprehensive loss, net of applicable tax	(1,290)	(1,639)
Treasury stock, 1,089 and 1,029 shares, respectively, at cost	(17,949)	(16,746)
Total stockholders’ equity	48,554	45,792
Total liabilities and stockholders’ equity	$60,958	$67,942

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,198	$7,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,467	1,378
Provision for expected credit losses	483	26
Benefit from deferred income taxes	(1,092)	(233)
Stock-based compensation	1,469	2,318
Other, net	—	(3)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Decrease (increase) in accounts receivable	6,921	(2,128)
Increase in prepaid and other assets	(1,105)	(615)
Decrease in accounts payable and other liabilities	(3,379)	(546)
(Decrease) increase in accrued expenses	(6,647)	2,124
Net cash provided by operating activities	315	9,450
Cash flows from investing activities:
Capital expenditures	(99)	(504)
Cash paid for acquisitions, net of cash acquired	(2,055)	(825)
Proceeds from sale of assets, net of disposal costs	—	3
Net cash used in investing activities	(2,154)	(1,326)
Cash flows from financing activities:
Payments for business acquisition liabilities	(1,250)	(620)
Purchases of treasury stock	(959)	(1,131)
Cash paid for net settlement of employee restricted stock units	(244)	(286)
Net cash used in financing activities	(2,453)	(2,037)
Effect of exchange rates on cash and cash equivalents and restricted cash	(15)	(723)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,307)	5,364
Cash, cash equivalents, and restricted cash beginning of the period	27,477	22,113
Cash, cash equivalents, and restricted cash end of the period	$23,170	$27,477
Supplemental disclosures of cash flow information:
Cash payments during the period for income taxes, net of refunds	$2,189	$3,031
Cash paid for amounts included in operating lease liabilities	$583	$512
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,354	$772
Business acquisition contingent consideration liability	$—	$150

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares	Value				Shares	Value
Balance at December 31, 2021	3,694	$4	$489,249	$(434,523)	$(85)	(987)	$(15,329)	$39,316
Net Income	—	—	—	7,129	—	—	—	7,129
Other comprehensive loss, translation adjustments	—	—	—	—	(1,554)	—	—	(1,554)
Purchase of treasury stock	—	—	—	—	—	(33)	(1,131)	(1,131)
Purchase of net settled restricted stock from employees	—	—	—	—	—	(9)	(286)	(286)
Stock-based compensation and vesting of restricted stock units	129	—	2,318	—	—	—	—	2,318
Balance at December 31, 2022	3,823	$4	$491,567	$(427,394)	$(1,639)	(1,029)	$(16,746)	$45,792
Net income	—	—	—	2,198	—	—	—	2,198
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	—	—	(51)	—	—	—	(51)
Other comprehensive income (loss), translation adjustments	—	—	—	—	349	—	—	349
Purchase of treasury stock	—	—	—	—	—	(48)	(959)	(959)
Purchase of net settled restricted stock from employees	—	—	—	—	—	(12)	(244)	(244)
Stock-based compensation and vesting of restricted stock units	73	—	1,469	—	—	—	—	1,469
Balance at December 31, 2023	3,896	$4	$493,036	$(425,247)	$(1,290)	(1,089)	$(17,949)	$48,554

See accompanying notes to Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets, and liabilities of the three Hudson regional businesses: the Americas, Asia Pacific, and Europe. The Company delivers Recruitment Process Outsourcing (“RPO”), consisting of permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.
On October 31, 2023, Hudson completed its acquisition of Hudson Global Resources (Singapore) Pte. Ltd. (“Hudson Singapore”), a provider of recruitment services primarily to clients operating in Singapore. Hudson Singapore has a 30-year track record of senior placements and project recruitment work across Southeast Asia including Singapore, Malaysia, the Philippines, Vietnam, Thailand, and Indonesia.
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
As of December 31, 2023, the Company operated directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe.

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

As a result of adopting the new standard, the Company recognized a cumulative increase to allowances for accounts receivable and unbilled services and a reduction to the 2023 opening balance of retained earnings of $51. Comparative periods

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
prior to the adoption of this standard and their respective disclosures have not been adjusted. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. The critical accounting estimates include revenue recognition, income taxes, and business combinations and asset acquisitions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Concentration and Credit Risk

The Company’s revenue is comprised of the operations, assets, and liabilities of the three regional businesses: Americas, Asia Pacific, and Europe. For the years ended December 31, 2023 and 2022, the Company’s top 25 clients generated over 85% and 75% of the Company’s revenue, respectively. Two clients accounted for an aggregate 50% of revenue in 2023 and 2022. One client accounted for 20% or greater of accounts receivable as of December 31, 2023 and 2022. Our business is dependent upon the continuation of these business relationships as well as new client development.

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

Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints at period end are not material and we do not believe that there will be significant

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. In 2023 and 2022, bonuses approved and paid to our contracting employees were approximately $0.5 million and $6.1 million, respectively.

We record accounts receivable when our right to consideration becomes unconditional. The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. We do not have any material contract assets or liabilities as of and for the years ended December 31, 2023 and 2022.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Operating Expenses

Salaries and related expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff, and other employees of the Company who are not temporary contractors. Office and general expenses include occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees, and provision for expected credit losses. The Company expenses job board and legal costs as incurred.

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2023 and 2022, the Company only granted restricted stock units and restricted shares of common stock.

Employee Benefit Programs

The Company in the U.S. sponsors a defined contribution plan covering substantially all of its full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling approximately $250 and $268 for the years ended December 31, 2023 and 2022, respectively.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $5,163 and $8,523 as of December 31, 2023 and 2022, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

Allowance for Expected Credit Losses

The allowance for expected credit losses is estimated based on the CECL model and it takes into account information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. It represents the aggregate amount of credit risk arising from the inability of specific clients to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, changes in customer financial stability, payment terms or practices, and effect of market conditions on each customer. Other factors include, but are not limited to, current economic conditions and forward-looking estimates. Our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional provisions for expected credit losses in future periods. The risk of credit losses may be mitigated to the extent that we received a retainer from some of our clients prior to performing services. Changes in allowance for expected credit losses are recorded in office and general expenses on the Consolidated Statements of Operations and were not material for the the year ended December 31, 2023. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate. Our billed accounts receivables are written off when the potential for recovery is considered remote.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 3 – Summary of Significant Accounting Policies), the allowance for expected credit losses is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.

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

Intangible Assets

Intangible assets consist of customer relationships, trade names, non-competition agreements and developed technology. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives ranging from two to ten years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset’s carrying value over its fair value is recorded in accordance with ASC 360-10-35. There were no impairment triggers during the year ended December 31, 2023.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Amortization expense is computed using the straight-line method over the following estimated useful lives:

Years
Non-compete agreements	2 - 3
Developed Technology	3
Customer lists	3 - 6
Trade name	5 - 10

Goodwill

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The Company has allocated goodwill for certain acquisitions to its Americas reportable segment and others to its Asia Pacific reportable segment. Goodwill is not amortized and is tested for impairment on an annual basis on October 1, or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company identified multiple reporting units that carry a goodwill balance, some of which are included in the Americas reportable segment, and others in the Asia Pacific reportable segment.

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

The Company has the option to perform a qualitative assessment for reporting units to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. Alternatively, the Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. There were no impairment charges recorded in either fiscal year 2023 or 2022.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 3 – DISAGGREGATED REVENUE

The Company’s revenues for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
RPO	$78,468	$97,700
Contracting	82,870	103,217
Total Revenue	$161,338	$200,917

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $5,163 and $8,523 as of December 31, 2023 and 2022, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 3 – Summary of Significant Accounting Policies), the allowance for expected credit losses is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.

The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	As of December 31,
Accounts Receivable:	2023	2022
Billed receivables	$14,925	$17,798
Unbilled receivables	5,163	8,523
Accounts Receivable, Gross	$20,088	$26,321
Allowance for expected credit losses	(378)	(51)
Accounts Receivable, Net	$19,710	$26,270

The following table summarizes the total provision for expected credit losses and write-offs:

	For The Year Ended December 31,
	2023	2022
Beginning balance	$51	$196
Provision for expected credit losses	483	26
Write-offs and other	(207)	(171)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	51	—
Ending Balance	$378	$51

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5 – ACQUISITIONS

Hudson Global Resources (Singapore) Pte. Ltd.

On October 31, 2023, the Company entered into a share purchase agreement by and among, Hudson RPO Limited, a wholly owned subsidiary of the Company (“Buyer”), and Hudson Global Resources (Australia) Pty Limited (“Seller”), and completed the acquisition by Hudson RPO Limited of all of the shares of Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Acquisition”).

Hudson Singapore is a provider of recruitment services primarily to clients operating in Singapore, with a 30-year track record of senior placements and project recruitment work across Southeast Asia including Singapore, Malaysia, the Philippines, Vietnam, Thailand, and Indonesia.

In connection with the Singapore Acquisition, Seller received $2,546 in cash, subject to certain adjustments, at the closing of the Singapore Acquisition. Additionally, Seller has a contingent right to receive earn-out payments not to exceed approximately $317, based upon the achievement of certain performance thresholds and subject to the satisfaction of certain conditions.

The Singapore Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $2,574, consisted of the amount paid in cash of $2,546 and a preliminary working capital adjustment of $28. Potential contingent earn-out payments of up to approximately $317 were excluded from the purchase price as the associated revenue milestones were not achieved by the seller through December 2023. No fair value was assigned to the earn-out as the performance thresholds were not achieved. The purchase price, which included $491 of cash and cash equivalents acquired, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 31, 2023, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in Singapore and Southeast Asia.

The values assigned to the assets acquired and liabilities assumed are based on the fair value available and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The Company incurred transaction costs related to the Singapore Acquisition of $13 that were expensed as part of “Office and general”.

The Company’s Consolidated Statements of Operations for the year ended December 31, 2023 included revenue of $493 and a net loss of $93 from Hudson Singapore.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Below is a summary of the fair value of the net assets acquired on the acquisition date based on external valuations at the date of the Singapore Acquisition.

Fair Value
Assets Acquired:
Cash and cash equivalents	$491
Accounts receivable	753
Prepaid expenses and other assets	88
Property and equipment	9
Operating lease right-of-use assets	32
Deferred tax assets	766
Intangible assets	212
Goodwill	847
Assets Acquired	$3,198
Liabilities Assumed:
Accrued expenses and other current liabilities	$580
Other long-term liabilities	44
Liabilities Assumed	$624

Fair value of consideration transferred	$2,574

 Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives on the date of the Singapore Acquisition.

	Fair Value	Useful Life
Non-compete agreements	$28	5 years
Customer lists	97	4 years
Trade name	87	5 years
Total identifiable assets	$212

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

The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,260, which consists of the amount paid in cash of $1,064, a working capital adjustment of $46, net of an owner receivable of $28, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in India. The purchase price included $314 of cash and cash equivalents acquired. As of December 31, 2023, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is the agreed upon minimum payment. These fair value estimates are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023. No changes were made to the fair value after the business combination was completed.

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company reassessed the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it became available. This contingent consideration was remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changed, any charges or income would be marked to market and included in “Other income (expense), net” on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2023, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

The values assigned to the assets acquired and liabilities assumed were based on the fair value available and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Excluding the contingent consideration, any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The Company incurred transaction costs related to the HnB Acquisition of $63 that were expensed as part of “Office and general”. The Company’s accounting for the business combination was completed as of December 31, 2022.

The Company’s Consolidated Statements of Operations for the year ended December 31, 2023 included revenue of $64 and a net loss of $88 from HnB.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023 and 2022 are revenue of $5,985 and a net loss of $811, and revenue of $9,954 and net income of $944, respectively.

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants, or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of December 31, 2023, there were 150,307 shares of the Company’s common stock available for future issuance under the ISAP.
During the year 2023, the Company granted 28,841 restricted stock units subject to performance vesting conditions for the year ended December 31, 2023 and granted 1,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions for the year ended December 31, 2023. Additionally, 65,105 time-vested restricted stock units were granted to the Global Chief Executive Officer at Hudson RPO. In the previous year, 2022, the Company granted 50,160 restricted stock units subject to performance vesting conditions and granted an additional 5,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions for the year ended December 31, 2022.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the year ended December 31, 2023 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	7,736
Performance and service conditions - Type 2 (1) (2)	21,105
Service conditions only - Type 1 (2)	66,355
Total shares of stock award granted	95,196

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the years ended December 31, 2023 and 2022, the Company granted 20,728 and 10,084 restricted stock units to its non-employee directors pursuant to the Director Plan, respectively.
As of December 31, 2023, 264,144 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with its acquisition of Coit Staffing, Inc. Accordingly, for the years ended December 31, 2023 and 2022, the Company recognized $16 and $108 in stock-based compensation. See Note 5 for additional information.
For the years ended December 31, 2023 and 2022, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2023	2022
Restricted shares of common stock	$16	$108
Restricted stock units	1,453	2,210
Total	$1,469	$2,318

As of December 31, 2023 and 2022, the Company’s unrecognized compensation expense and the weighted average periods over which the compensation expense is expected to be recognized relating to the unvested portion of the Company’s restricted stock unit awards, were as follows:

	As of December 31,
	2023		2022
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted shares of common stock	$—	0	$16	0.2
Restricted stock units	$1,346	0.9	$1,519	0.8

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	130,186	$23.56	33,390	$20.31	163,576	$22.89
Granted	28,841	$22.27	87,083	$15.76	115,924	$17.39
Shares earned above target (a)	3,940	$35.72	—	$—	3,940	$35.72
Vested	(58,834)	$22.10	(36,321)	$18.06	(95,155)	$20.56
Forfeited	(8,869)	$35.10	(3,730)	$18.26	(12,599)	$30.11
Unvested restricted stock units at December 31	95,264	$23.49	80,422	$16.50	175,686	$20.29
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)     The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Year Ended December 31, 2022
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	121,393	$15.88	46,500	$17.15	167,893	$16.23
Granted	50,160	$35.37	15,334	$35.92	65,494	$35.50
Shares earned above target (a)	36,884	$16.70	—	$—	36,884	$16.70
Vested	(78,251)	$15.99	(24,769)	$24.68	(103,020)	$18.08
Forfeited	—	$—	(3,675)	$16.04	(3,675)	$16.04
Unvested restricted stock units at December 31	130,186	$23.56	33,390	$20.31	163,576	$22.89
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)     The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
The total fair value of restricted stock units vested during the years ended December 31, 2023 and 2022 were as follows:

	For The Year Ended December 31,
	2023	2022
Fair value of restricted stock units vested	$1,976	$3,311

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Shares of Common Stock
Changes in the Company’s restricted shares of common stock were as follows:

	For The Year Ended December 31,
	2023		2022
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock units at January 1	17,410	$9.57	34,818	$9.57
Vested	(17,410)	$9.57	(17,408)	$9.57
Unvested restricted shares of common stock units at December 31	—	$—	17,410	$9.57

The total fair value of restricted shares of common stock during the years ended December 31, 2023 and 2022 were as follows:

	For The Year Ended December 31,
	2023	2022
Fair value of restricted shares of common stock vested	$—	$675

NOTE 7 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of net income before provision for income taxes is as follows:

	Year ended December 31,
	2023	2022
Domestic	$(4,736)	$4,301
Foreign	7,304	5,159
Income before provision for income taxes	$2,568	$9,460

The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2023	2022
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	52	58
Foreign	1,410	2,506
Total current provision for (benefit from) income taxes	1,462	2,564
Deferred tax provision (benefit):
U.S. Federal	—	—
State and local	—	—
Foreign	(1,092)	(233)
Total deferred benefit from income taxes	(1,092)	(233)
Total provision for income taxes	$370	$2,331

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Tax Rate Reconciliation

The effective tax rate for the year ended December 31, 2023 was 14.4%, compared to 24.6% for 2022. The change in the Company’s effective tax rate compared to 2022 is primarily related to recognition of deferred tax assets in Belgium and Canada, the reduction and effective lapsing of statutes for certain historic foreign uncertain tax positions and foreign tax rate differences, as well as changes in valuation allowances in the U.S. and certain foreign jurisdictions. For the year ended December 31, 2022, the effective tax rate difference from the U.S. federal statutory rate of 21% was primarily attributable to changes in valuations allowances in the U.S. and certain foreign subsidiaries, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses.

The following is a reconciliation of the effective tax rate for the years ended December 31, 2023 and 2022 to the U.S. federal statutory rate of 21%:

	Year ended December 31,
	2023	2022
Provision at federal statutory rates	$539	$1,986
State income taxes, net of federal benefit	27	478
Change in valuation allowance	(1,974)	1,426
Taxes related to foreign income	1,706	1,763
Non-deductible expenses	(128)	36
Other federal deferred tax adjustments	23	68
Other state deferred tax adjustments	579	(3,444)
Uncertain tax positions	(402)	18
Provision for income taxes	$370	$2,331

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been reported as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
Deferred tax assets (liabilities):
Allowance for expected credit losses	$121	$58
Property and equipment	(269)	(163)
Goodwill and intangibles	634	527
Accrued compensation	2,368	2,768
Accrued liabilities and other	318	230
Loss carryforwards	183,641	183,407
Deferred tax assets before valuation allowance	186,813	186,827
Valuation allowance	(183,453)	(185,352)
Deferred tax assets, net of valuation allowance	$3,360	$1,475

As a result of the enactment of the Tax Act, the Company has provided tax on GILTI, and therefore, future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by net operating losses (“NOLs”). The Company has not provided any withholding tax with respect to unremitted foreign earnings at December 31, 2023 and December 31, 2022.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

At December 31, 2023, the Company had losses for U.S. federal and state tax purposes of approximately $680,553 in total, made up of net U.S. federal and state NOLs incurred through December 31, 2023 of $301,890 and U.S. federal and state capital losses of $378,663 as a result of the sale of all of our RTM businesses in three separate transactions, which was completed on March 31, 2018. The NOLs include approximately $13,144 of tax losses that were not absorbed by Monster Worldwide, Inc. (“Monster”) on its consolidated U.S. federal tax returns through the spin-off of the Company on April 1, 2003. U.S. federal and state NOLs through December 31, 2017 expire at various dates through 2037 with $65,466 scheduled to expire at the end of 2023. U.S. federal and state NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year. U.S. federal and state capital losses of $378,663 incurred in 2018 will expire at the end of 2023, as these losses have a five-year carryforward period.

The Company’s utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code (“IRC”), which may limit our ability to utilize all the existing NOLs before the expiration dates. Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $224,124 of the Company’s federal and state NOLs generated through September 2006 and recognized built-in losses during the five- year period after September 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $27,848 of the $224,124 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations. Accordingly, the U.S. federal and state NOLs of $301,890, as indicated above, excluded the $27,848 of tax losses expected to expire prior to utilization due to IRC Section 382 cumulative annual limitations and the deferred tax asset for loss carryforwards of $180,101 also excluded $7,545 of related tax benefits.

As of December 31, 2023, certain international subsidiaries had NOLs for local tax purposes of $16,882. With the exception of $9,667 of NOLs with an indefinite carry forward period as of December 31, 2023, these losses will expire at various dates through 2025 to 2040, with $0 scheduled to expire during 2024. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2023, $181,182 of the valuation allowance relates to the deferred tax asset was comprised of NOLs for U.S. capital losses of $98,308, U.S. federal and state NOLs of $81,793, and foreign NOLs of $1,081, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $2,271 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	2023	2022
Balance, beginning of year	$360	$360
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Expiration of applicable statutes of limitations	(300)	—
Balance, end of year	$60	$360
The total amount of state and local and foreign unrecognized tax benefits that, if recognized, would affect the effective tax rate was $60 and $360 as of December 31, 2023 and December 31, 2022, exclusive of interest and penalties.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2023 and December 31, 2022, the Company had $27 and $129, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Based on information available as of December 31, 2023, it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2023, the Company’s open tax years which remain subject to examination by the relevant tax authorities, are between 2015 and 2023, depending on the jurisdiction.

Year
The Company believes that its unrecognized tax benefits as of December 31, 2023 are appropriately recorded for all years subject to examination above.

NOTE 8 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations were as follows:

	For The Year Ended December 31,
	2023	2022
Earnings per share (“EPS”):
Basic	$0.72	$2.37
Diluted	$0.70	$2.27
EPS numerator - basic and diluted:
Net income	$2,198	$7,129
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,064	3,011
Common stock equivalents: stock options and restricted stock units	76	127
Weighted average number of common stock outstanding - diluted	3,140	3,138

The weighted average number of shares outstanding used in the computation of diluted net income per share for the years ended December 31, 2023 and 2022 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	For The Year Ended December 31,
	2023	2022
Unvested restricted stock units	247	17,885
Unvested restricted shares of common stock	—	—
Total	247	17,885

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $847 on October 31, 2023 in connection with the Singapore Acquisition and $687 on August 19, 2022 in connection with the HnB Acquisition. (See Note 5 for further information on the Singapore Acquisition and the HnB Acquisition).

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
For the years ended December 31, 2023 and 2022, the changes in carrying amount of goodwill were as follows:

	Carrying Value
	2023	2022
Goodwill, January 1	$4,875	$4,219
Acquisition	847	687
Currency translation	27	(31)
Goodwill, December 31	$5,749	$4,875

On October 1, 2023, the Company applied ASC 350, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying values. To estimate the fair value of these reporting units, the Company used both an income approach and a market approach. The income approach required management to make significant estimates and judgments regarding future cash flows that were based on a number of factors including actual operating results, forecasted revenue and expenses, discount rate assumptions, and long-term growth rate assumptions. The market approach required the use of multiples based on financial metrics for both acquisitions and peer group companies. The Company did not recognize any impairment of goodwill related to these acquisitions. At the conclusion of its assessment, the Company determined the fair value of the reporting units exceeded their carrying values. As such, the Company determined that no impairment of goodwill had taken place as of December 31, 2023.

Intangible Assets
For the years ended December 31, 2023 and 2022, the Company’s Intangible assets consisted of the following components:

2023	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.4	$147	$(98)	$49
Trade name	6.7	1,638	(515)	1,123
Customer lists	3.5	3,957	(1,690)	2,267
Developed technology	0.9	657	(468)	189
		$6,399	$(2,771)	$3,628

2022	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.9	$118	$(85)	$33
Trade name	7.1	1,548	(312)	1,236
Customer lists	4.3	3,857	(1,001)	2,856
Developed technology	1.8	640	(249)	391
		$6,163	$(1,647)	$4,516

Amortization expense for the years ended December 31, 2023 and 2022 was $1,124 and $1,115, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the years ended December 31, 2023 or 2022.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2023, and for each of the next fiscal years are as follows:

2024	$1,130
2025	871
2026	635
2027	550
2028	129
Thereafter	313
$3,628

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2023 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2023 Ending Balance
Non-compete agreements	$33	$28	$(14)	$2	$49
Trade name	1,236	87	(202)	2	1,123
Customer lists	2,856	97	(689)	3	2,267
Developed technology	391	—	(219)	17	189
	$4,516	$212	$(1,124)	$24	$3,628

	January 1, 2022 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2022 Ending Balance
Non-compete agreements	$30	$40	$(35)	$(2)	$33
Trade name	1,382	50	(194)	(2)	1,236
Customer lists	3,472	60	(673)	(3)	2,856
Developed technology	604	—	(213)	—	391
	$5,488	$150	$(1,115)	$(7)	$4,516

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2023 and 2022, the Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Severance	$—	$75
Sales, use, payroll taxes and income taxes	2,184	3,231
Fees for professional services	1,000	813
Deferred revenue	96	170
Other accruals	1,355	2,059
Total accrued expenses and other current liabilities	$4,635	$6,348

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

For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory and other contingent liabilities. The Company did not have any legal reserves as of December 31, 2023 and 2022.

Operating Leases

Our office space leases have remaining lease terms of one year to four years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.

None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the years ended December 31, 2023 and 2022 were $1,223 and $1,177, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of December 31, 2023 was 2.0 years.

As of December 31, 2023, future minimum operating lease payments are as follows:

	2024	2025	2026	2027	Total
Minimum lease payments	$768	$564	$92	$8	$1,432

As of December 31, 2022, future minimum operating lease payments for capitalized leases due in 2023 was $685.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2023 and 2022, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $17 and $18 for the years ended December 31, 2023 and 2022, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2023.

Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The HSBC Facility Agreement does not have a stated maturity date. As of December 31, 2023, there were no outstanding amounts under the HSBC Facility Agreement. The interest expense and fees incurred on the HSBC Facility Agreement amounted to $3 for the year ending December 31, 2023. The Company was in compliance with all financial covenants under the HSBC Facility Agreement as of December 31, 2023.

The HSBC Facility Agreement contains various restrictions and covenants for the Singapore Borrower including (1) minimum tangible net worth must be at least 1 million Singapore dollars (as defined in the HSBC Facility Agreement); and (2) additional periodic reporting requirements to HSBC. The Company was in compliance with all financial covenants under the HSBC Facility Agreement as of December 31, 2023.

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

For the year ended December 31, 2023, the Company repurchased a total of 48,234 shares of its common stock on the open market for a cost of $959. Of these shares, 27,277 shares were repurchased under the July 30, 2015 authorization for $573, and 20,957 were repurchased under the August 8, 2023 authorization for $386. In the same period last year, the Company repurchased 32,615 shares of its common stock on the open market for $1,131 under the July 30, 2015 authorization.

As of December 31, 2023, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 513,412 shares for a total cost of $10,387, completing the July 30, 2015 authorization and leaving $4,614 available for purchase under the August 8, 2023 authorization.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	December 31,
	2023	2022
Foreign currency translation adjustments	$(1,290)	$(1,639)
Accumulated other comprehensive loss	$(1,290)	$(1,639)

NOTE 14– SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of December 31, 2023, no securities had been offered or issued under the registration statement.

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

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2023
Revenue, from external customers	$31,254	$103,857	$26,227	$—	$—	$161,338
Inter-segment revenue	326	—	(27)	—	(299)	—
Total revenue	$31,580	$103,857	$26,200	$—	$(299)	$161,338
Adjusted net revenue, from external customers (a)	$30,141	$33,675	$16,451	$—	$—	$80,267
Inter-segment adjusted net revenue	326	(208)	(84)	—	(34)	—
Total adjusted net revenue	$30,467	$33,467	$16,367	$—	$(34)	$80,267
EBITDA (loss) (b)	$(704)	$5,859	$1,582	$(3,074)	$—	$3,663
Depreciation and amortization	(1,282)	(146)	(29)	(10)	—	(1,467)
Interest income, net	—	2	(1)	371	—	372
Intercompany interest (expense) income, net	—	(505)	—	505	—	—
Provision for income taxes	83	(1,524)	724	347	—	(370)
Net income (loss)	$(1,903)	$3,686	$2,276	$(1,861)	$—	$2,198
As of December 31, 2023
Accounts receivable, net	$5,502	$9,280	$4,928	$—	$—	$19,710
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,773	$1,954	$33	$38	$—	$9,798
Total assets	$17,632	$23,604	$11,064	$8,658	$—	$60,958

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2022
Revenue, from external customers	$51,639	$118,149	$31,129	$—	$—	$200,917
Inter-segment revenue	332	16	76	—	(424)	—
Total revenue	$51,971	$118,165	$31,205	$—	$(424)	$200,917
Adjusted net revenue, from external customers (a)	$48,990	$34,278	$15,942	$—	$—	$99,210
Inter-segment adjusted net revenue	294	(288)	11	—	(17)	—
Total adjusted net revenue	$49,284	$33,990	$15,953	$—	$(17)	$99,210
EBITDA (loss) (b)	$4,877	$7,282	$1,501	$(2,905)	$—	$10,755
Depreciation and amortization	(1,290)	(55)	(27)	(6)	—	(1,378)
Interest income, net	—	4	—	79	—	83
Intercompany interest (expense) income, net	—	(365)	—	365	—	—
(Provision for) benefit from income taxes	(144)	(1,961)	(157)	(69)	—	(2,331)
Net income (loss)	$3,443	$4,905	$1,317	$(2,536)	$—	$7,129
As of December 31, 2022
Accounts receivable, net	$9,015	$10,900	$6,355	$—	$—	$26,270
Long-lived assets, net of accumulated depreciation and amortization (c)	$9,027	$963	$49	$25	$—	$10,064
Total assets	$23,775	$23,662	$9,568	$10,937	$—	$67,942

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2023 and 2022 and net assets by geographic area as of December 31, 2023 and 2022 were as follows:

Information by geographic region	Australia	United Kingdom	United States	Other	Total
For the Year Ended December 31, 2023
Revenue (a)	$92,505	$24,810	$29,333	$14,690	$161,338
For the Year Ended December 31, 2022
Revenue (a)	$106,684	$29,421	$49,168	$15,644	$200,917
As of December 31, 2023
Long-lived assets, net (b)	$49	$33	$7,811	$1,905	$9,798
Net assets	$9,634	$5,084	$22,585	$11,251	$48,554
As of December 31, 2022
Long-lived assets, net (b)	$74	$49	$9,070	$871	$10,064
Net assets	$8,744	$3,529	$25,204	$8,315	$45,792

(a)     Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible and goodwill, net of accumulated depreciation and amortization.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 17 – VALUATION RESERVES

The following table summarizes the activity in our valuation accounts during the fiscal years ended December 31, 2023 and 2022.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	and Other	of Period
Year Ended December 31, 2023
Allowance for Expected Credit Losses	$51	$483	$(156)	$378
Deferred tax assets-valuation allowance	$185,352	$41	$(1,940)	$183,453

Year Ended December 31, 2022
Allowance for Expected Credit Losses	$196	$26	$(171)	$51
Deferred tax assets-valuation allowance	$183,974	$1,695	$(317)	$185,352

NOTE 18 – SUBSEQUENT EVENT

On March 12, 2024, the Company announced that it is entering into a strategic agreement with Executive Solutions, a Dubai-based talent solutions company, which is expected to close by the end of March 2024. This agreement will allow the Company to expand its global footprint and client base in the Middle East market. The Company has not yet completed the accounting for this agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023. Such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed, in order to address the material weakness in internal control over financial reporting from 2022, that resulted in an understatement of revenue and direct contracting costs and reimbursed expenses in the amount of $5.762 million for the three- and six-month periods ended June 30, 2022 and the nine-month period ended September 30, 2022, management performed, with direction from the Company’s audit committee, the following remediation activities:

•Enhanced controls over the revenue recognition process, specifically on evaluating whether the Company is to be considered the principal or the agent in non-routine transactions with customers.

•Planned a comprehensive review of design and performance of internal controls over the revenue recognition process to modify existing or add new controls to address risks identified in the material weakness.

•Enhanced period-end close procedures designed to identify and review material non-routine transactions and engage external advisers in a timely manner to assist us in the evaluation of any such material non-routine transactions.

For the year ended December 31, 2023 management performed remediation actions to address the material weakness as noted above. The Company enhanced period-end close procedures introducing new processes and a key financial reporting control. The new control enhances the Company’s financial reporting controls framework providing improved mitigation over revenue recognition risks.

Management has successfully designed and implemented controls as noted above, addressing and rectifying the identified material weakness. These controls have been in operation for a sufficient period, and based on the results of its testing, management has concluded that the material weakness was remediated as of December 31, 2023 and that these controls are operating effectively.

Other than as discussed above, during the year ended December 31, 2023, there were no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s rules for non-accelerated filers that permit the Company to provide only management’s assessment report for the year ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information, as of March 14, 2024, regarding the Company’s executive officers:

Name	Age	Title
Jeffrey E. Eberwein	53	Chief Executive Officer
Matthew K. Diamond	48	Chief Financial Officer
Jacob “Jake” Zabkowicz	41	Global Chief Executive Officer, Hudson RPO Holdings LLC

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
Jake Zabkowicz is a seasoned, growth-minded executive who brings extensive global leadership as well as operational and business development experience in the talent acquisition industry. Most recently, he was Senior Vice President, Global RPO at Korn Ferry RPO, where he was instrumental in building and growing the firm’s global RPO business during his 10-year tenure. Prior to his time at Korn Ferry RPO, Mr. Zabkowicz served as Director, Solution Design and Implementation at Pinstripe (now Cielo).
Executive officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our website at www.hudsonrpo.com and a copy is filed herewith as Exhibit 14.1. The Code of Business Conduct and Ethics and the Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 53 Forest Avenue, Suite 102, Old Greenwich, CT 06870. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our website at www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2023.

	Number of shares remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by stockholders:
2009 Incentive Stock and Awards Plan	150,307	(1)
Employee Stock Purchase Plan	11,632	(2)
Total	161,939

(1)Excludes 175,686 shares of unvested restricted common stock previously granted under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.
(2)The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

The remaining information required in Item 12 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Item 14 has been omitted from this report, and is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements - See Consolidated Financial Statements at Item 8 of this Annual Report on
    Form 10-K. BDO USA, LLP, Stamford, Connecticut (PCAOB ID # 243); and Wolf & Company, P.C., Boston, Massachusetts (PCAOB ID #392)
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

(10.26)	Employment Agreement, dated October 6, 2023, by and between Hudson Global, Inc. and Jacob “Jake” Zabkowicz.
(14.1)	Hudson Global, Inc. Code of Business Conduct and Ethics, adopted February 18, 2004, as revised May 3, 2021.
(21)	Subsidiaries of Hudson Global, Inc.
(23.1)	Consent of Wolf & Company, P.C.
(23.2)	Consent of BDO USA, LLP.
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(97.1)	Hudson Global, Inc. Incentive-Based Compensation Clawback Policy, dated November 29, 2023.
(99.1)
Proxy Statement for the 2024 Annual Meeting of Stockholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2023; except to the extent specifically incorporated by reference, the Proxy Statement for the 2024 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iii) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	March 14, 2024

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

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	March 14, 2024
Matthew K. Diamond

/s/ MIMI DRAKE	Director	March 14, 2024
Mimi Drake

/s/ ROBERT G. PEARSE	Director	March 14, 2024
Robert G. Pearse

/s/ CONNIA NELSON	Director	March 14, 2024
Connia Nelson