Form 10-K/A
period 2023-12-31
Hudson Global, Inc.
filed 2024-04-26
CIK 1210708

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding on 04/05/2024
Common Stock - $0.001 par value	2,832,937

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Hudson Global, Inc. for the year ended December 31, 2023 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III, and to update the Exhibit index contained in Part IV, Item 15. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement on or before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

As required under Section 302 of the Sarbanes-Oxley Act of 2002, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment. Certain capitalized terms used and not otherwise defined in this Amendment have the meanings given to them in the Original Filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Title
Jeffrey E. Eberwein	53	Chief Executive Officer and Director
Jacob “Jake” Zabkowicz	41	Global Chief Executive Officer, Hudson RPO Holdings LLC
Matthew K. Diamond	48	Chief Financial Officer
Mimi K. Drake	55	Director
Robert G. Pearse	64	Director
Connia M. Nelson	68	Director

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

Jacob “Jake” Zabkowicz, has served as Global Chief Executive Officer, Hudson RPO Holdings LLC since November 15, 2023 with overall responsibility for leading the Company’s global operations. He is a seasoned, growth-minded executive who brings extensive global leadership as well as operational and business development experience in the talent acquisition industry. Most recently, he was Senior Vice President, Global RPO at Korn Ferry RPO, where he was instrumental in building and growing the firm’s global RPO business during his 10-year tenure. Prior to his time at Korn Ferry RPO, Mr. Zabkowicz served as Director, Solution Design and Implementation at Pinstripe (now Cielo).

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

    Mimi K. Drake, has served as a director since February 2019 and as Board Chair since January 2022. Ms. Drake brings to the Board of Directors more than 26 years of experience in the financial services industry, primarily in strategic, operating and client-focused roles. Ms. Drake serves as a Partner and Co-Market Leader at Cerity Partners, a national wealth management firm. Ms. Drake joined Permit Capital Advisors, the predecessor firm that merged with Cerity Partners, in 2011 and previously served as its President and Co-CEO. Ms. Drake’s career includes executive management roles in asset management companies, where she helped to bring the firms’ strategies to market and scale them successfully. In addition to her career in financial services, Ms. Drake has also spent almost twenty years working to improve diversity and inclusion in financial services. She has served as a Founding Board Member and Chair of the Board of 100 Women in Finance, one of the largest female financial services associations in the world, with more than 25,000 members in 32 global locations. This organization includes decision makers at many of the major global financial services firms, endowments, foundations, pension funds and private equity firms. Ms. Drake is also a guest lecturer at Wharton’s Advanced Management Social Entrepreneurship program. In addition, she serves on the boards of Thomas Jefferson University and Jefferson Health System, and Verus, LLC, a privately held company in Princeton, New Jersey. Ms. Drake joined the Board of Directors of Evolution AB in 2021 and serves as a member of its Audit Committee. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Drake should continue to serve as a director of our Company include her expertise in investment and financial services and extensive contacts throughout multiple industries, as well as her passion for improving workplace diversity and inclusion.

Robert G. Pearse, has served as a director since November 2023. Mr. Pearse serves as a Managing Partner at Yucatan Rock Ventures, an investment and consulting firm, and has served in such position since 2012. Previously, Mr. Pearse served as Vice President of Strategy and Market Development for NetApp, Inc. (NASDAQ: NTAP), a publicly traded computer storage and data management company, from 2005 to 2012; in various leadership positions at Hewlett-Packard Company (n/k/a HP Inc. (NYSE: HPQ)), a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services, from 1987 to 2004, including as Vice President of Strategy and Corporate Development from 2001 to 2004; and as Engagement Manager at PricewaterhouseCoopers LLP, a multinational professional services network of firms, from 1985 to 1986. Mr. Pearse previously served as a member of the board of directors of AmeriHoldings, Inc. (n/k/a Enveric Biosciences, Inc. (NASDAQ: ENVB)), a specialized SAP® cloud, digital and enterprise solutions company, from 2015 to August 2018; Novation Companies, Inc. (OTC: NOVC), a provider of outsourced health care staffing and related services, from 2015 to April 2018; Crossroads Systems Inc. (OTCQX: CRSS), an intellectual property licensing company, from 2013 to October 2017, including as Chairman of the Board from 2016 to October 2017; and Aviat Networks, Inc. (NASDAQ: AVNW), a global supplier of microwave networking solutions, from 2015 to 2016. Mr. Pearse earned an M.B.A. in Finance and Strategy from the Stanford Graduate School of Business and a B.S. in Mechanical Engineering from the Georgia Institute of Technology. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Pearse should serve as a director of our Company include his significant experience serving as a corporate director, understanding of business development, corporate growth, marketing, consulting, and his specialized knowledge in technology.

Connia M. Nelson, has served as a director since February 2019. Ms. Nelson is the Chief Human Resources Officer for LifeWay Christian Resources, a position that she has held since September 2018, where she is responsible for human capital management including talent acquisition, employee experience, performance excellence, compensation, value-based culture, diversity, and employee engagement. Ms. Nelson previously served as Vice President – Human Resources of Lifeway Christian Resources from September 2016 until September 2018. Prior to that, Ms. Nelson was Senior Vice President – Human Resources at Verizon Communications. Ms. Nelson worked for Verizon Communications from May 2000 until June 2016, creating talent management strategies to acquire and retain top talent globally, improve succession, increase the employer brand, enhance diversity, deliver total rewards, accelerate employee engagement, manage employee relations and lead the Office of Business Ethics. Ms. Nelson has served as a member of the Board of Trustees for Post University of Waterbury, CT since 2004, where she currently serves on the academic committee and previously served as co-chair of the marketing committee. Ms. Nelson is a board member for Boulo Solutions, an organization providing flexible work solutions. She is a founding board member of Seed A Better Life, LLC, where she served from 2010 to 2021. Ms. Nelson also serves on the Musician Treatment Foundation board and The Refuge Center for Counseling board. Ms. Nelson holds a bachelor’s degree from Indiana State University and a master’s degree in organization management from Dallas Baptist University. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Nelson should continue to serve as a director of our Company include her extensive recruitment industry experience and human capital management experience.

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

Independent Committees

Of the four directors currently serving on our Board of Directors, the Board of Directors has determined that Mr. Pearse and Mses. Drake (Chair) and Nelson are independent directors under the independence standards of the Nasdaq Global Select Market.

Board Committees

    Our Board of Directors has standing Audit, Compensation, and Nominating and Governance Committees. Until its dissolution on November 6, 2023, the Board of Directors also had a Strategic Planning Committee. Under the listing standards of the Nasdaq Global Select Market, the members of the Audit, Compensation, and Nominating and Governance Committees must be comprised solely of independent directors. Accordingly, Mr. Eberwein is not eligible to serve on such committees. All directors receive materials for all Board committee meetings even if they do not serve, or are not eligible to serve, on the committee.

The Board of Directors has adopted, and may amend from time to time, a written charter for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee. We maintain a website at www.hudsonrpo.com and make available on that website, free of charge, copies of each of the charters for the Audit, Compensation, and Nominating and Governance Committees.

Audit Committee
    The Audit Committee presently consists of Robert G. Pearse (Chair), Mimi K. Drake, and Connia M. Nelson, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and SEC rules. Our Board of Directors has determined that each of Mr. Pearse and Ms. Drake qualify as an “audit committee financial expert,” as defined by the SEC.
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

Compensation Committee
    The Compensation Committee presently consists of Connia M. Nelson (Chair), Robert G. Pearse, and Mimi K. Drake, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and SEC rules. Our Compensation Committee members also qualified as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to years prior to 2019. None of the members of our Compensation Committee at any time in the past fiscal year has been one of our officers or employees or an officer or employee of one of our subsidiaries at any time during the fiscal year ended December 31, 2023. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. The Compensation Committee’s primary responsibility is to assure that the non-employee members of our Board of Directors, the executive officers (including the Chief Executive Officer) and key management are compensated effectively and in a manner consistent with our stated compensation strategy, internal equity considerations, competitive practices, and the requirements of the appropriate regulatory bodies. The Compensation Committee has overall responsibility for approving and evaluating the compensation of executive officers (including the Chief Executive Officer), key management and outside directors, and administers our long-term incentive programs, including our equity compensation plan.

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

The Compensation Committee has the final authority to hire and terminate Pay Governance LLC or any other compensation adviser. The Compensation Committee also evaluates Pay Governance LLC periodically. In addition, the Compensation Committee has the responsibility to consider the independence of Pay Governance LLC or any other compensation adviser before engaging the adviser. During 2023, the Compensation Committee reviewed the independence of Pay Governance LLC and the individual representatives of Pay Governance LLC who served as the Compensation Committee’s consultants pursuant to the requirements of Nasdaq and the SEC and the specific independence factors that the requirements cite and concluded, based on such review, that Pay Governance LLC’s work for the Compensation Committee does not raise any conflict of interest. In 2023, Pay Governance LLC did not provide any services to the Compensation Committee other than the executive and director compensation-related consulting services as described previously. Other than as described previously, management did not obtain any additional services from Pay Governance LLC in 2023.

Nominating and Governance Committee
    The Nominating and Governance Committee presently consists of Mimi K. Drake (Chair), Connia M. Nelson, and Robert G. Pearse, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market.
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

    In identifying and evaluating nominees for director, the Nominating and Governance Committee seeks to ensure that our Board of Directors possesses, in the aggregate, the strategic, managerial, and financial skills and experience necessary to fulfill its duties and to achieve its objectives. The Nominating and Governance Committee also seeks to ensure that the Board of Directors is comprised of directors who have broad and diverse backgrounds, possessing knowledge in areas that are important to us, including at least one director who has the requisite experience and expertise to be designated as an “audit committee financial expert.” The Nominating and Governance Committee looks at each nominee on a case-by-case basis regardless of who recommended the nominee.

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

Strategic Planning Committee
    The Strategic Planning Committee consisted of Ian V. Nash (Chair), Mimi K. Drake, and Connia M. Nelson.
    The Strategic Planning Committee formerly provided assistance to our Board of Directors by:

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

Effective November 6, 2023, the Strategic Planning Committee was dissolved. The Board determined that the purpose of the Committee should be undertaken by the full Board going forward and that the continued existence of the Strategic Planning Committee was no longer required to assess, oversee, and execute the Company’s strategy.

Delinquent Section 16(a) Reports

    Section 16(a) of the Exchange Act requires our directors, executive officers, and any person beneficially owning more than 10% of our common stock to file reports concerning their ownership of our equity securities with the SEC. Based solely on a review of the forms filed electronically with the SEC during Fiscal 2023 and on written representations that no Form 5 was required to be filed, we believe that, during Fiscal 2023, all of our directors, executive officers, and persons who beneficially owned more than 10% of our common stock timely complied with the Section 16(a) filing requirements, except for the following late Form 4 filings: (i) a Form 4 by Mr. Pearse filed on November 13, 2023 reporting transactions that occurred on November 2, 2023; (ii) a Form 4 by Ms. Nelson filed on November 13, 2023 reporting transactions that occurred on November 2, 2023; (iii) a Form 4 by Ms. Drake filed on November 13, 2023 reporting transactions that occurred on November 2, 2023; and (iv) a Form 4 by Mr. Diamond filed on April 4, 2023 reporting transactions that occurred on March 17, 2023.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2023 and 2022
    The following table sets forth certain information concerning the compensation earned for 2023 and 2022 by (i) our Chief Executive Officer of Hudson Global, Inc., (ii) our Global Chief Executive Officer, Hudson RPO Holdings LLC, and (iii) Chief Financial Officer of Hudson Global, Inc. Because only three individuals served as our executive officers of the Company at any time during the year ended December 31, 2023, we only have three named executive officers. The persons named in the table are also referred to in this Form 10-K/A as the “named executive officers.”

Name and Principal Position	Year	Salary	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (6)	Total
Jeffrey E. Eberwein, Chief Executive Officer (1)	2023	$400,000	$—	$—	$—	$ 9,900 (7)	$409,900
	2022	$400,000	$367,380	$—	$78,164	$ _	$845,544
Matthew K. Diamond, Chief Financial Officer (2)	2023	$250,000	$—	$—	$—	$ 9,501 (7)	$259,501
	2022	$243,750	$117,240	$—	$66,684	$ 9,150 (7)	$436,824
Jacob “Jake” Zabkowicz, Chief Executive Officer of Hudson RPO(8)	2023	$51,515	$1,000,013	$—	$470,000	$ 833 (7)	$1,522,361
	2022	$—	$—	$—	$—	$ _	$—

(1)    Mr. Eberwein was appointed as Chief Executive Officer (principal executive officer) of Hudson Global Inc. by the Board of Directors on April 1, 2018.

(2)    Mr. Diamond was appointed as Chief Financial Officer (principal financial officer) of Hudson Global Inc. by the Board of Directors on December 10, 2019, effective as of January 1, 2020. Mr. Diamond previously served as the Company’s Vice President of Finance since January 2019 and was appointed principal financial officer on June 30, 2019.

(3)    Represents amounts earned in the years shown, which may be paid subsequent to each respective year end. Mr. Zabkowicz received a one-time starting bonus of $470,000 in 2023, which is earned over a three-year period and is subject to repayment under certain circumstances.

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

(7)    Consists only of our matching contributions under our 401(k) Savings Plan.

(8) Mr. Zabkowicz was appointed as Chief Executive Officer of Hudson RPO by the Board of Directors on November 15, 2023.

Disclosure Regarding Summary Compensation Table

Executive Employment Agreements

Jeffrey E. Eberwein Employment Agreement
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
We have the right to terminate Mr. Eberwein’s employment at any time, subject to the provisions of the Executive Employment Agreements described below under “Potential Payments Upon Termination or Change-in-Control—Executive Employment Agreements.”

Jacob “Jake” Zabkowicz Employment Agreement

In connection with his appointment, Hudson RPO entered into an employment agreement (the “Employment Agreement”) with Mr. Zabkowicz, effective as of November 15, 2023, setting forth the terms of his employment and compensation. The initial term of the Employment Agreement is three years, renewing automatically for additional one-year terms unless either party delivers notice of non-renewal at least 30 days prior to the expiration of the then-current term.

Pursuant to the Employment Agreement, Mr. Zabkowicz received a one-time starting bonus of $470,000 (the “Starting Bonus”) and is entitled to receive: (i) an annual base salary of $400,000 (“Base Salary”); (ii) a target annual cash bonus of up to $400,000 (the “EBITDA Bonus”), contingent on the achievement of certain performance goals, commencing with the fiscal year ended December 31, 2024 (and which bonus is deemed at least 50% earned for fiscal year 2024 pursuant to the Employment Agreement); (iii) a target annual cash bonus of up to $300,000 (the “Net Revenue Bonus”), contingent on the achievement of certain performance goals, commencing with the fiscal year ended December 31, 2024 (and which bonus is deemed at least 50% earned for fiscal year 2024 pursuant to the Employment Agreement); and (iv) an equity award of restricted stock units (“RSUs”) with a grant date fair market value of $1,000,000, subject to vesting in equal annual installments over a three-year period (the “Executive RSU Grant”).

The Employment Agreement further provides that an additional grant of RSUs shall be made on each of the one- and two-year anniversaries of November 15, 2023, with each such grant to be made on the same terms as the Executive RSU Grant, provided Mr. Zabkowicz remains employed as of each such anniversary. The RSUs are subject to the terms and conditions of the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan (as amended, the “Plan”) and a customary award agreement to be delivered in accordance with the Plan. The Starting Bonus is subject to repayment by Mr. Zabkowicz if he resigns or is terminated for cause prior to the third anniversary of November 15, 2023, with such repayment obligation to be reduced in equal annual tranches until such anniversary.

Employment Offer Letter with Matthew K. Diamond

    In connection with Mr. Diamond’s employment, the Company entered into an offer letter with Mr. Diamond on December 18, 2018, which provides that Mr. Diamond is entitled to receive an annualized base salary of $200,000, payable in regular installments in accordance with the Company’s general payroll practices. This amount was increased to $225,000 effective January 1, 2020, in connection with Mr. Diamond’s appointment as Chief Financial Officer and was subsequently increased by the Compensation Committee to $250,000 effective April 1, 2022. Mr. Diamond is also eligible for a Corporate non-guaranteed potential target incentive of 35% of his annualized base salary and a grant of equity as determined by the Compensation Committee. Effective March 11, 2024, Mr. Diamond’s non-guaranteed potential target incentive was increased to 40% of his annualized base salary. Mr. Diamond’s employment can be terminated at will. Mr. Diamond is also entitled to vacation and other employee benefits in accordance with the Company’s policies.

Incentive Compensation Program

    Our Compensation Committee annually sets bonus performance targets to help drive growth in our financial performance year-over-year. On March 7, 2022, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an incentive compensation plan (the “2022 CEO/CFO Incentive Compensation Plan”) for the Company’s Chief Executive Officer, Jeffrey E. Eberwein, and Chief Financial Officer, Matthew K. Diamond, for the year ending December 31, 2022. The 2022 CEO/CFO Incentive Compensation Plan is designed to award such officers for achieving certain corporate objectives and provides for both equity and cash incentive opportunities. Pursuant to the 2022 CEO/CFO Incentive Compensation Plan, the Committee set the target cash opportunity at $100,000 and $87,500, respectively, and the target restricted stock unit opportunity at $470,000 and $150,000, respectively. Payouts under the 2022 CEO/CFO Incentive Compensation Plan were based upon whether the Company in 2022 achieved EBITDA exceeding certain specified amounts. The Committee also approved the 2022 Incentive Compensation Plan for other executives of the Company, which is designed to award such executives for achieving certain group and division objectives and provides for both equity and cash incentive opportunities. As a result of our adjusted EBITDA performance relative to the 2022 bonus targets, Mr. Eberwein and Mr.

Diamond received bonuses of $78,164 and $66,684, respectively, and Mr. Eberwein and Mr. Diamond received 12,246 and 3,908 restricted stock units, respectively.

Pursuant to the 2023 CEO/CFO Incentive Compensation Plan, the Committee set the target cash opportunity for Mr. Eberwein and Mr. Diamond at $100,000 and $87,500, respectively, and the target restricted stock unit opportunity at $470,000 and $150,000, respectively. Payouts under the 2023 CEO/CFO Incentive Compensation Plan were based upon whether the Company in 2023 achieved EBITDA exceeding certain specified amounts. The Committee also approved the 2023 Incentive Compensation Plan for other executives of the Company, which is designed to award such executives for achieving certain group and division objectives and provides for both equity and cash incentive opportunities. As a result of our Adjusted EBITDA performance relative to the 2023 bonus targets, no bonuses were paid and no restricted stock units were awarded to Mr. Eberwein and Mr. Diamond.

Restricted Stock Units

    The grants of restricted stock units made to our named executive officers vest based on performance conditions and service time conditions, as described below in Footnote 1 under “Outstanding Equity Awards at December 31, 2023.” See “Potential Payments Upon Termination or Change-in-Control—Restricted Stock Agreements” for a description of the terms of the restricted stock units triggered upon a termination of the employment of a named executive officer or a change in control of our Company.

Stock Ownership Guidelines

    The Board of Directors has established a Stock Ownership Policy for senior management, including our named executive officers, and it is intended to further align the interests of management and stockholders. Under the Stock Ownership Policy, executives, other than the Chief Executive Officer, are required to own shares of our common stock with a value equal to at least one time their respective base salaries. The Chief Executive Officer must own shares of our common stock with a value equal to at least two times his annual base salary. An executive must satisfy the ownership requirements within five years of the date of the executive’s appointment to a position covered by the Stock Ownership Policy. Stock ownership can consist of shares owned directly by the executive, vested restricted shares, deferred shares, shares in the executive’s 401(k) account, and shares owned through the Employee Stock Purchase Plan. Vested and unvested stock options, unvested restricted stock units, and unvested restricted shares will not apply to the ownership level. The value of our common stock held by executives is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of an executive’s shares reaches the required market value, the executive will be deemed to have met the stock ownership requirements and must retain only the number of shares that were required to meet the stock ownership requirements as of the date the executive first met the requirements. As of December 31, 2023, the last measurement date for compliance with the Stock Ownership Policy, the named executive officers continuing in office had not met their respective stock ownership requirements, but were on track to do so within the five-year prescribed period. No named executive officer who had not met their stock ownership requirement sold shares or exercised options during 2023.

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

Perquisites

We provide no perquisites to our named executive officers as a group, and in 2023, we did not provide perquisites in an aggregate amount greater than $10,000 to any individual named executive officer.

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

Outstanding Equity Awards at December 31, 2023
    The following table sets forth information on outstanding restricted stock unit awards held by the named executive officers at December 31, 2023, including the restricted stock units that have not vested based on the closing market price for our common stock on December 29, 2023, the last business day of our fiscal year, of $15.49. No stock options or restricted stock were held by the named executive officers at December 31, 2023.

	Stock Awards
Name	Grant Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
Jeffrey Eberwein (4)	01/27/2021	3,844	(1)	$59,544
	03/18/2021	7,046	(2)	$109,142
	03/07/2022	4,090	(3)	$63,354
		14,980		$232,040

Jacob “Jake” Zabkowicz (5)	11/15/2023	65,105	(6)	$1,008,476

Matthew K. Diamond (5)	01/27/2021	1,453	(1)	$22,507
	03/18/2021	4,080	(2)	$63,199
	03/07/2022	2,617	(3)	$40,538
		8,150		$126,244

(1)    Represents restricted stock units (“RSUs”) awarded on January 27, 2021, which vest over a three-year period. The RSUs were subject to performance conditions for the year ended December 31, 2020, which have all been satisfied. The remaining unvested restricted stock units are scheduled to vest on January 27, 2024.

(2)    Represents RSUs awarded on March 18, 2021, which vest over a three-year period. The RSUs were subject to performance conditions for the year ended December 31, 2021, which have all been satisfied. The remaining unvested restricted stock units are scheduled to vest on March 18, 2024.

(3)    Represents RSUs awarded on March 7, 2022, which vest over a three-year period. The RSUs were subject to performance conditions for the year ended December 31, 2022, which have all been satisfied. The remaining unvested restricted stock units are scheduled to vest on March 7, 2024 and March 7, 2025.

(4)    The shares of restricted stock units granted to Mr. Eberwein on January 27, 2021, March 18, 2021 and March 7, 2022 will not be issued until up to 90 days after Mr. Eberwein ceases service to the Company. 66.6% of the restricted stock units granted vest on the first anniversary of the grant date, and 16.7% of the restricted stock units granted vest on the second and third anniversaries of the grant date.

(5)     33% of the restricted stock units granted vest on the first and second anniversaries of the grant date, and 34% of the restricted stock units granted vest on the third anniversary of the grant date.

(6)     The shares of restricted stock units granted to Mr. Zabkowicz on November 15, 2023 were issued in connection with his Employment Agreement.

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

The estimated amount of compensation payable to Mr. Eberwein in the event of a termination of employment or a change in control of our Company is listed in the table below, assuming that the termination and/or change in control of our Company occurred at December 31, 2023, the last business day of our fiscal year, and that our common stock is valued at $15.49, the closing market price for our common stock on December 29, 2023. Descriptions of the circumstances that would trigger payments or the provision of other benefits to these named executive officers, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements and plans, and other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Payments and Benefits to Jeffrey E. Eberwein (1)
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$400,000	$—	$—	$—	$500,000
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$232,040	$232,040	$—	$—	$232,040
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$632,040	$232,040	$—	$—	$732,040

(1)    The amounts set forth in the table above for Mr. Eberwein assume that: (i) for purposes of determining whether any excise tax is triggered, we would be able to overcome any presumption that restricted stock unit grants in 2018 were made in contemplation of a change in control pursuant to regulations issued under the Internal Revenue Code; and (ii) legal and accounting advisor fees are the maximum possible under the Executive Employment Agreements.

Payments and Benefits to Jacob “Jake” Zabkowicz
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason (1)	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason (1)
Severance	$—	$600,000	$—	$—	$—	$600,000
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$3,008,476	$1,008,476	$—	$—	$3,008,476
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$3,608,476	$1,008,476	$—	$—	$3,608,476
(1)    The amounts set forth in the table above for Mr. Zabkowicz assume that: (i) any RSUs described in the Employment Agreement which have not yet been granted under the Awards Plan as of the date of termination shall be deemed granted and fully vested, (ii) any RSUs described in the Employment Agreement that have already been granted under the Awards Plan as of the date of termination that remain unvested shall be deemed fully vested; and (iii) the equivalent of 1.5x of the executive’s base salary shall be payable in equal installments commencing on the first regular pay day after the termination of the Executive’s employment with the Company and on each regular pay day thereafter through the 18-month anniversary of the termination.

Payments and Benefits to Matthew K. Diamond
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$—	$—	$—	$—	$—
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$—	$126,244	$—	$—	$126,244
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$—	$126,244	$—	$—	$126,244

Executive Employment Agreements

Jeffrey E. Eberwein

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

Jacob “Jake” Zabkowicz

Our Employment Agreement with Mr. Zabkowicz provides that Mr. Zabkowicz is entitled to the following severance and other payments upon his termination.

If Mr. Zabkowicz dies or becomes disabled during the term of his Employment Agreement, he will be entitled to receive the portion of his base salary and other compensation and benefits (including bonus amounts pro-rated through the date of termination and assuming 100% achievement of the target bonus) earned but unpaid through the date of his termination (collectively, the “Accrued Amounts”). “Disability” is defined as his inability to perform his essential job duties and responsibilities due to mental or physical disability for a total of twelve weeks, whether consecutive or not, during any rolling twelve-month period. In the event of termination for disability in fiscal year 2024, the EBITDA Bonus and Net Revenue Bonus owing to Mr. Zabkowicz would not be subject to proration.

If Mr. Zabkowicz is terminated without cause, his Employment Agreement is not renewed in accordance with its terms or he resigns with good reason, in addition to his entitlement to the Accrued Amounts, subject to his execution of a release, waiver and covenant not to sue in favor of the Company, he will be entitled to receive a pro-rata portion of the EBITDA Bonus and Net Revenue Bonus for the fiscal year during which the termination occurs, calculated based on 100% achievement of targets; provided that there would be no proration applied should his termination occur in fiscal year 2024. Subject to execution of the aforementioned release, he would also receive (i) the deemed grant of RSUs required to be granted to him pursuant to his Employment Agreement and immediate vesting in full of all unvested RSUs, (ii) the equivalent of 1.5x base salary payable in equal monthly installments through the 18-month anniversary of the termination and (iii) reimbursement for COBRA premiums, if applicable. “Good Reason” is defined in the Employment Agreement as (i) any changes in his authority, duties and responsibilities which would result in him no longer serving as Global CEO, Hudson RPO, (ii) any material reduction in compensation or benefits, subject to certain exceptions or (iii) a material breach of his Employment Agreement by Hudson RPO Holdings LLC.

If Mr. Zabkowicz is terminated for cause, he shall only be entitled to receive the Accrued Amounts. “Cause” is defined as (i) the willful failure of Mr. Zabkowicz to perform his duties and obligations in any material respect, which failure is not cured within 30 days after receipt of written notice of such failure; (ii) intentional acts of dishonesty or willful misconduct by Mr. Zabkowicz with respect to the Company; (iii) conviction of a felony or violation of any law involving dishonesty, disloyalty or fraud, or a pleading of guilty or nolo contendere to such charge; (iv) repeated refusal to perform the reasonable and legal instructions of our Board of Directors; (v) any material breach of the agreement or the Confidentiality, Non-Solicitation and Work Product Assignment Agreement that Mr. Zabkowicz entered into with the Company; (vi) failure to confirm compliance with our Code of Business Conduct and Ethics after ten days’ written notice requesting confirmation; or (vii) any violation of the terms, including any non-competition, non-disclosure, non-solicitation or confidentiality provisions, of any written or oral agreement, arrangement or understanding to which Mr. Zabkowicz is a party or by which he is bound, other than his agreements with the Company.

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

No restricted stock was held by our named executive officers at December 31, 2023.

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
The restricted stock units set forth in the tables above include the value attributable to unvested restricted stock units held by our named executive officers, valued at the closing market price of our common stock on December 29, 2023, the last business day of our 2023 fiscal year.

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

Stock Option Agreements

    No stock options were granted to employees in 2023 and no stock options were held by our named executive officers at December 31, 2023.

Compensation of Non-Employee Directors for Fiscal 2023

    The following table sets forth information regarding the compensation received by each of our directors during 2023, other than Mr. Eberwein who did not receive any compensation for serving as a director and whose compensation as an executive officer is set forth above under “Executive Compensation – Summary Compensation Table”.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Mimi K. Drake	$—	$126,541	$—	$126,541
Ian V. Nash	$75,000	$27,521	$—	$102,521
Connia M. Nelson	$—	$106,545	$—	$106,545
Robert G. Pearse	$—	$92,523	$—	$92,523

(1)    The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for all awards of share units granted during the fiscal year under our Director Deferred Share Plan. Assumptions used in the calculation of these amounts are included in Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)    There were no outstanding stock options for any of our directors as of December 31, 2023.

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

No directors held any outstanding stock options as of December 31, 2023.

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

Compensation Recovery Policy

    In December 2016, our Board of Directors adopted a compensation recovery policy, effective January 1, 2017 and in effect until replaced by the Clawback Policy (as defined below) on November 29, 2023, pursuant to which certain incentive-based compensation received by our executive officers on the basis of financial results that are later restated may be subject to recovery. The incentive-based compensation subject to the policy includes any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a measure that is determined and presented in accordance with the accounting principles used in preparing our financial statements, any measures that are derived wholly or in part from such measures, or stock price or total shareholder return. We intend to amend the policy as and when necessary to reflect applicable changes in law and stock exchange listing standards, including the requirements of the final regulations and listing standards expected to be promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

On November 29, 2023, our Board of Directors adopted a Hudson Global, Inc. Incentive-Based Compensation Clawback Policy (“Clawback Policy”), which provides for the clawback of certain compensation in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirements. The Clawback Policy is a supplement to any other clawback policies in effect now or in the future at the Company. The Incentive-Based Compensation subject to clawback is the Incentive-Based Compensation Received during the three completed fiscal years immediately preceding the date that the Company is required to prepare an accounting restatement.

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
(2)The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 25, 2024 by: (i) each director and nominee for director; (ii) each of the named executive officers named in the Summary Compensation Table set forth above; and (iii) all of the directors, nominees and executive officers as a group. Each of the holders listed below has sole voting and investment power over the shares beneficially owned by such holder. None of the holders listed below have pledged any of their shares as security.

	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Name of Beneficial Owner
Mathew K. Diamond (1)	11,301	*
Mimi K. Drake (2)	—	*
Jeffrey E. Eberwein (2)(3)	274,378	9.7%
Connia M. Nelson (2)	—	*
Robert G. Pearse (2)	—	*
Jacob “Jake” Zabkowicz (1)	245	*
All directors, nominees and executive officers as a group (6 persons) (1)(2)(3)	285,924	10.1%

* Denotes less than 1%.

(1)    Excludes unvested restricted stock units of 65,105 for Jacob “Jake” Zabkowicz and 1,327 for Mathew K. Diamond under our 2009 Incentive Stock and Awards Plan, as amended and restated, which are payable in shares of common stock.

(2)    Excludes the following share units under our Director Deferred Share Plan, which are payable only in shares of common stock to directors up to 90 days after ceasing service as a Board of Directors member, and therefore are not considered to be beneficially owned: Mimi K. Drake, 33,893; Jeffrey E. Eberwein, 27,156; Robert G. Pearse, 5,841; Connia M. Nelson, 32,790; and all directors and executive officers as a group, 99,680 shares.

(3)    Excludes 118,464 share units under our 2009 Incentive Stock and Awards Plan, as amended and restated, which are unvested and/or payable in shares of common stock up to 90 days following Mr. Eberwein ceasing to provide service to the Company, and therefore are not considered to be beneficially owned.

Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by other persons known to us to own more than 5% of our outstanding common stock as of April 25, 2024.

Amount and Nature of Beneficial Ownership(1)
	Voting Power		Investment Power
Name and Address of Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Percent of Class
Hotchkis and Wiley Capital (1) Management, LLC 601 South Figueroa St., 39th Floor Los Angeles, CA 90017	269,257	—	334,637	—	334,637	11.8%
Heartland Advisors, Inc. (2) 789 North Water St., Suite 1200 Milwaukee, WI 53202	—	287,626	—	301,466	301,466	10.6%
Mink Brook Capital GP LLC (3) 201 Summa Street West Palm Beach, FL 33405	—	180,003	—	180,003	180,003	6.4%
The Vanguard Group (4) 100 Vanguard Blvd. Malvern, PA 19355	—	—	141,311	1,056	142,367	5.0%

(1)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on February 13, 2024.

(2)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on February 8, 2024.

(3)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on March 22, 2024.

(4)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G filed with the SEC on February 13, 2024.

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
Independence of Members of the Board
    Of the four directors currently serving on our Board of Directors, the Board of Directors has determined that Messrs. Pearse and Mses. Drake and Nelson are independent directors under the independence standards of the Nasdaq Global Select Market. The Board of Directors has determined that all of the Compensation Committee and Audit Committee members are independent directors under the independence standards of the Nasdaq Global Select Market and SEC rules, and all of the Nominating and Governance Committee members are independent directors under the independence standards of the Nasdaq Global Select Market.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees
    The following table presents fees billed for professional audit services rendered by Wolf & Company, P.C. (“Wolf”) and BDO USA, P.C. (“BDO”) for the audit of our annual financial statements for the fiscal year ended December 31, 2023 and by BDO for the audit of our annual financial statements for the fiscal year ended December 31, 2022, and fees billed for other services rendered by Wolf and BDO during those periods.

	2023	2022
Audit fees (1)	$688,039	$924,915
Audit-related fees (2)	39,500	33,500
Tax fees (3)	13,297	13,297
All other fees (4)	1,000	—
Total fees	$741,836	$971,712

(1)    Audit fees consist of the aggregate fees billed for professional services rendered by Wolf and BDO in 2023 and by BDO in 2022, as applicable, for the audit and review of financial statements and services provided in connection with statutory and regulatory filings (domestic and international).
(2)    Audit-related fees consist of audit services of our employee benefit plan filed on Form 11-K.
(3)    Tax fees consist of professional services rendered by BDO relating to tax studies.
(4)     All Other Fees consist of fees for services other than the services reported above.

    The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of Wolf and BDO, and all such services were approved by the Audit Committee.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements - See Index to the Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K. BDO USA, LLP, Stamford, Connecticut (PCAOB ID #243); and Wolf & Company, P.C., Boston, Massachusetts (PCAOB ID #392).

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

(10.26)	Employment Agreement, dated October 6, 2023, by and between Hudson Global, Inc. and Jacob “Jake” Zabkowicz.

(14.1)	Hudson Global, Inc. Code of Business Conduct and Ethics, adopted February 18, 2004, as revised May 3, 2021.
(21)***	Subsidiaries of Hudson Global, Inc. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2023).
(23.1)**	Consent of Wolf & Company, P.C.
(23.2)***	Consent of BDO USA LLP (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2023).
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2023).
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2023).
(31.3)**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.4)**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2023).
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2023).
(97.1)***	Hudson Global, Inc. Incentive-Based Compensation Clawback Policy, dated November 29, 2023 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2023).
(101)***	The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iii) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.
*	A management contract or compensatory plan or arrangement
**	Filed herewith
***	Original exhibits filed electronically with the Original Form 10-K

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	April 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2024
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	April 26, 2024
Matthew K. Diamond

*	Director	April 26, 2024
Mimi K. Drake

*	Director	April 26, 2024
Robert G. Pearse

*	Director	April 26, 2024
Connia M. Nelson

* By /s/ Matthew K. Diamond
Matthew K. Diamond, Attorney-in-fact