Form 10-Q
period 2024-03-31
Hudson Global, Inc.
filed 2024-05-10
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 26, 2024
Common Stock - $0.001 par value	2,833,144

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$33,891	$43,072

Operating expenses:
Direct contracting costs and reimbursed expenses	17,561	21,308
Salaries and related	15,166	17,478
Office and general	2,929	2,939
Marketing and promotion	878	981
Depreciation and amortization	397	348
Total operating expenses	36,931	43,054
Operating (loss) income	(3,040)	18
Non-operating income (expense):
Interest income, net	93	64
Other (expense) income, net	(39)	133
(Loss) income before income taxes	(2,986)	215
Benefit from income taxes	(88)	(139)
Net (loss) income	$(2,898)	$354
Earnings (loss) per share:
Basic	$(0.95)	$0.12
Diluted	$(0.95)	$0.11
Weighted-average shares outstanding:
Basic	3,041	3,033
Diluted	3,041	3,122

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Comprehensive (loss) income:
Net (loss) income	$(2,898)	$354
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes	(636)	(9)
Total other comprehensive loss, net of income taxes	(636)	(9)
Comprehensive (loss) income	$(3,534)	$345

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20,414	$22,611
Accounts receivable, less allowance for expected credit losses of $368 and $378, respectively	20,970	19,710
Restricted cash, current	391	354
Prepaid and other	2,768	3,172
Total current assets	44,543	45,847
Property and equipment, net of accumulated depreciation of $1,658 and $1,564, respectively	317	421
Operating lease right-of-use assets	1,245	1,431
Goodwill	5,728	5,749
Intangible assets, net of accumulated amortization of $3,058 and $2,771, respectively	3,336	3,628
Deferred tax assets, net	3,562	3,360
Restricted cash	194	205
Other assets	277	317
Total assets	$59,202	$60,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974	$868
Accrued salaries, commissions, and benefits	5,452	4,939
Accrued expenses and other current liabilities	5,701	4,635
Operating lease obligations, current	766	768
Total current liabilities	13,893	11,210
Income tax payable	88	87
Operating lease obligations	479	664
Other liabilities	439	443
Total liabilities	14,899	12,404
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,995 and 3,896 shares issued; 2,833 and 2,807 shares outstanding, respectively	4	4
Additional paid-in capital	493,414	493,036
Accumulated deficit	(428,145)	(425,247)
Accumulated other comprehensive loss, net of applicable tax	(1,926)	(1,290)
Treasury stock, 1,162 and 1,089 shares, respectively, at cost	(19,044)	(17,949)
Total stockholders’ equity	44,303	48,554
Total liabilities and stockholders’ equity	$59,202	$60,958

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,898)	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397	348
Provision for expected credit losses	(8)	—
Benefit from deferred income taxes	(287)	(294)
Stock-based compensation	378	473
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(1,626)	(1,127)
Increase in prepaid and other assets	(702)	(928)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,961	(3,780)
Net cash used in by operating activities	(1,785)	(4,954)
Cash flows from investing activities:
Capital expenditures	(9)	(38)
Proceeds from corporate benefit policy	1,076	—
Net cash provided by (used in) investing activities	1,067	(38)
Cash flows from financing activities:
Purchase of treasury stock (including payment of tax withholdings)	(936)	—
Cash paid for net settlement of employee restricted stock units	(159)	(164)
Net cash used in financing activities	(1,095)	(164)
Effect of exchange rates on cash, cash equivalents and restricted cash	(358)	(35)
Net decrease in cash, cash equivalents and restricted cash	(2,171)	(5,191)
Cash, cash equivalents, and restricted cash, beginning of the period	23,170	27,477
Cash, cash equivalents, and restricted cash, end of the period	$20,999	$22,286
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$93	$64
Net cash payments during the period for income taxes	$147	$512
Cash paid for amounts included in operating lease liabilities	$208	$131
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$837

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024		March 31, 2023
	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,807	$48,554	2,794	$45,792

Common stock issued and additional paid-in capital:
Beginning balance	3,896	493,040	3,823	491,571
Stock-based compensation expense	99	378	38	473
Ending balance	3,995	493,418	3,861	492,044

Treasury stock:
Beginning balance	(1,089)	(17,949)	(1,029)	(16,746)
Purchase of treasury stock (including payment of tax withholdings)	(63)	(936)	—	—
Purchase of net settled restricted stock from employees	(10)	(159)	(8)	(164)
Ending balance	(1,162)	(19,044)	(1,037)	(16,910)

Accumulated other comprehensive loss:
Beginning balance		(1,290)		(1,639)
Other comprehensive loss		(636)		(9)
Ending balance		(1,926)		(1,648)

Accumulated deficit:
Beginning balance		(425,247)		(427,394)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses		—		(51)
Net (loss) income		(2,898)		354
Ending balance		(428,145)		(427,091)

Total stockholders’ equity, ending balance	2,833	$44,303	2,824	$46,395

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”, “Hudson” or “Hudson RPO”) filed in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2 – DESCRIPTION OF BUSINESS

    The Company delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in fourteen countries with three reportable geographic business segments: the Americas, Asia Pacific, and Europe. The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.

On March 12, 2024, the Company announced that it entered into a strategic agreement with Executive Solutions, a Dubai-based talent solutions company. This agreement allowed the Company to expand its global footprint and client base in the Middle East market. The Company evaluated the agreement under ASC 805 "Business Combinations" and determined that the transaction did not qualify as either a business combination or an asset purchase. Payments associated with this agreement were classified as compensation expense and were included in the "Salaries and related" caption on the Company's Condensed Consolidated Statements of Operations.
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
On November 15, 2023, Hudson announced the appointment of Jacob “Jake” Zabkowicz as Global Chief Executive Officer of Hudson RPO. Mr. Zabkowicz leads the vision, strategy, and execution of Hudson RPO’s growth plan, while Jeff Eberwein, Chief Executive Officer of Hudson Global, Inc., continues to focus on capital allocation, acquisitions, corporate strategy, and maximizing shareholder value.

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
See Note 14 to the Condensed Consolidated Financial Statements for further details regarding the Company’s reportable segments: Americas, Asia Pacific, and Europe.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standard Update Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This standard provides additional disclosures about significant expenses in operating segments. The guidance is effective for all entities, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, and will adopt the guidance when it becomes effective.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies FASB Accounting Standards Codification 740 to enhance the transparency and decision usefulness of income tax disclosures. ASU No. 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, and will adopt the guidance when it becomes effective.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. No bonuses were approved and paid to our contract employees on behalf of our clients in the three months ended March 31, 2024 and 2023.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, deferred revenue was $162 and $96, respectively.

    Payment terms vary by client and the services being provided to the client. We consider payment terms that exceed one year to be extended payment terms. Substantially all of the Company’s contracts include payment terms of 90 days or less, and we do not extend payment terms beyond one year.

    We primarily record revenue on a gross basis in the Condensed Consolidated Statements of Operations and Comprehensive Income based upon the following key factors:

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

	Three Months Ended March 31,
	2024	2023
RPO	$15,838	$21,521
Contracting	18,053	21,551
Total Revenue	$33,891	$43,072

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $6,606 and $5,163 as of March 31, 2024 and December 31, 2023, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 3 – Accounting Pronouncements), the allowance for expected credit losses is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
Accounts Receivable:	2024	2023
Billed receivables	$14,731	$14,925
Unbilled receivables	6,606	5,163
Accounts Receivable, Gross	$21,337	$20,088
Allowance for expected credit losses	(367)	(378)
Accounts Receivable, Net	$20,970	$19,710

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$378	$51
Provision for expected credit losses	(8)	—
Write-offs	(3)	—
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	51
Ending Balance	$367	$102

NOTE 6 – ACQUISITIONS

Hudson Global Resources (Singapore) Pte. Ltd.

On October 31, 2023, the Company entered into a share purchase agreement by and among Hudson RPO Limited, a wholly owned subsidiary of the Company (“Buyer”), and Hudson Global Resources (Australia) Pty Limited (“Seller”), and completed the acquisition by Hudson RPO Limited of all of the shares of Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Acquisition”).

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

The Singapore Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $2,574, consisted of the amount paid in cash of $2,546 and a working capital adjustment of $28. Potential contingent earn-out payments of up to approximately $317 were excluded from the purchase price as the associated revenue milestones were not achieved by the seller through December 2023. No fair value was assigned to the earn-out as the performance thresholds were not achieved. The purchase price, which included $491 of cash and cash equivalents acquired, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 31, 2023, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in Singapore and Southeast Asia.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 included revenue of $867 and a net loss of $159 from Hudson Singapore.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,260, which consists of the amount paid in cash of $1,064, a working capital adjustment of $46, net of an owner receivable of $28, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in India. The purchase price included $314 of cash and cash equivalents acquired. As of March 31, 2024, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is the agreed upon minimum payment. These fair value estimates are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023.

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company will continue to reassess the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. This contingent consideration will be remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be marked to market and included in “Other income (expense), net” on the Company’s Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

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

The Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 included revenue of $11 and net loss of $28, from HnB.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 7 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
    The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 and further amended on September 14, 2020 and May 17, 2022 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. As determined by the Compensation Committee, equity awards may also be subject to immediate vesting upon the occurrence of certain events including death, disability, retirement, or a change in control of the Company. When we make grants of restricted stock or restricted stock units to our executive officers, including the named executive officers, we enter into Restricted Stock Agreements and Restricted Stock Unit Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our Company. For awards of restricted stock granted beginning on November 6, 2015, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. For awards of restricted stock units granted beginning on March 10, 2016, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the restricted stock units will fully vest and the restrictions imposed upon the restricted stock units will be immediately deemed to have lapsed. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants, or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of March 31, 2024, there were 144,584 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the three months ended March 31, 2024, the Company granted 43,147 restricted stock units subject to performance vesting conditions for the year ended December 31, 2024, and granted 1,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions. For the three months ended March 31, 2023, the Company granted 28,841 restricted stock units subject to performance vesting conditions for the year ended December 31, 2023.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the three months ended March 31, 2024 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	10,439
Performance and service conditions - Type 2 (1) (2)	32,708
Service conditions only - Type 1 (2)	1,250
Total shares of stock award granted	44,397

(1)The performance conditions with respect to restricted stock units may be satisfied as follows:
(a)For grants to Corporate office employees subject to 2024 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”.

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2024, the Company granted 2,233 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of March 31, 2024, 216,099 restricted stock units are deferred under the Company’s ISAP.
For the three months ended March 31, 2024 and 2023, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended March 31,
	2024	2023
Restricted shares of common stock	$—	$16
Restricted stock units	378	457
Total	$378	$473

Restricted Stock Units
    As of March 31, 2024, the Company had $1,645 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the three months ended March 31, 2024 and 2023 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2024	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	43,147	$14.37	3,483	$16.54	46,630	$14.53
Shares earned above target (a)	—	$—	—	$—	—	$—
Vested	(43,781)	$17.21	(6,993)	$15.55	(50,774)	$16.98
Forfeited	(28,841)	$22.27	—	$—	(28,841)	$22.27
Unvested restricted stock units at March 31, 2024	65,789	$22.23	76,912	$16.59	142,701	$19.19
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Three Months Ended March 31, 2023
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2023	130,186	$23.56	33,390	$20.31	163,576	$22.89
Granted	28,841	$22.27	—	$—	28,841	$22.27
Shares earned above target (a)	3,940	$35.72	—	$—	3,940	$35.72
Vested	(49,026)	$18.82	(7,260)	$14.54	(56,286)	$18.27
Forfeited	(8,228)	$34.69	(850)	$14.54	(9,078)	$32.80
Unvested restricted stock units at March 31, 2023	105,713	$24.99	25,280	$22.16	130,993	$24.44

(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Shares of Common Stock
Changes in the Company’s restricted shares of common stock for the three months ended March 31, 2023, were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1	17,410	$9.57
Vested	—	$—
Unvested restricted shares of common stock at March 31,	17,410	$9.57

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
Effective Tax Rate
    The benefit from income taxes for the three months ended March 31, 2024 was $88 on a pre-tax loss of $2,986, compared to a benefit from income taxes of $139 on pre-tax income of $215 for the same period in 2023. The Company’s effective income tax rate was positive 3% and negative 65% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expense. For the three months ended March 31, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.
Uncertain Tax Positions
    As of both March 31, 2024 and December 31, 2023, the Company had $60 of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of March 31, 2024 and December 31, 2023, the Company had $28 and $27, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
The statute of limitations for capital gains taxes on the transfer of shares in Spain lapsed in January 2023. The FIN48 reserve for Spain capital gains taxes, interest, and penalties of approximately $408 was released as a tax benefit in the first quarter of 2023.
        Based on information available as of March 31, 2024, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
statutes of limitations for those years when the NOLs are used expire. As of March 31, 2024, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2023 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of March 31, 2024 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of March 31, 2024 and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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
    A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
Earnings (loss) per share (“EPS”):
Basic	$(0.95)		$0.12
Diluted	$(0.95)		$0.11
EPS numerator - basic and diluted:
Net (loss) income	$(2,898)		$354
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,041		3,033
Common stock equivalents: restricted stock units and restricted shares of common stock	—	(a)	89
Weighted average number of common stock outstanding - diluted	3,041		3,122

(a)    The diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 7 to the Condensed Consolidated Financial Statements for further details on unvested restricted stock units) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

    The weighted average number of shares outstanding used in the computation of diluted net earnings (loss) per share for the three months ended March 31, 2024 and 2023 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock units	—	1,000
Total	—	1,000

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $847 on October 31, 2023 in connection with the Singapore Acquisition (See Note 6 for further information on the Singapore Acquisition).

For the three months ended March 31, 2024 and the twelve months ended December 31, 2023, the changes in carrying amount of goodwill were as follows:

Carrying Value
2024
Goodwill, January 1,	$5,749
Acquisition	—
Currency translation	(21)
Goodwill, March 31, 2024	$5,728

Carrying Value
2023
Goodwill, January 1,	$4,875
Acquisition	847
Currency translation	27
Goodwill, December 31, 2023	$5,749

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Intangible Assets
The Company’s intangible assets consisted of the following components as of March 31, 2024 and December 31, 2023:

March 31, 2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.2	$146	$(102)	$44
Trade name	6.6	1,636	(567)	1,069
Customer lists	3.3	3,955	(1,866)	2,089
Developed technology	0.8	657	(523)	134
		$6,394	$(3,058)	$3,336

December 31, 2023	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.4	$147	$(98)	$49
Trade name	6.7	1,638	(515)	1,123
Customer lists	3.5	3,957	(1,690)	2,267
Developed technology	0.9	657	(468)	189
		$6,399	$(2,771)	$3,628

Amortization expense for the three months ended March 31, 2024 and 2023 was $287 and $280, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the three months ended March 31, 2024 and 2023.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2024, and for each of the next fiscal years are as follows:

2024	$838
2025	870
2026	634
2027	549
2028	129
Thereafter	316
$3,336

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2024 Beginning Balance	Acquisition	Amortization	Translation and Other	March 31, 2024 Ending Balance
Non-compete agreements	$49	$—	$(5)	$—	$44
Trade name	1,123	—	(53)	(1)	1,069
Customer lists	2,267	—	(174)	(4)	2,089
Developed technology	189	—	(55)	—	134
	$3,628	$—	$(287)	$(5)	$3,336

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any legal reserves as of March 31, 2024 and December 31, 2023.
Operating Leases
    Our office space leases have lease terms of one year to four years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the three months ended March 31, 2024 and 2023 were $358 and $298, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of March 31, 2024 was 1.8 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of March 31, 2024, future minimum operating lease payments are as follows:

	2024	2025	2026	2027	Total
Minimum lease payments	$583	$562	$92	$8	$1,245

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2024, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 for each of the three months ended March 31, 2024 and 2023.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2024.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 6 to the Condensed Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The HSBC Facility Agreement does not have a stated maturity date. As of March 31, 2024, there were no outstanding amounts under the HSBC Facility Agreement. The interest expense and fees incurred on the HSBC Facility Agreement amounted to $4 for the three months ended March 31, 2024.

The HSBC Facility Agreement contains various restrictions and covenants for the Singapore Borrower including (1) minimum tangible net worth must be at least 1 million Singapore dollars (as defined in the HSBC Facility Agreement); and (2) additional periodic reporting requirements to HSBC. The Company was in compliance with all financial covenants under the HSBC Facility Agreement as of March 31, 2024.

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

During the three months ended March 31, 2024 the Company repurchased 44,250 shares of its common stock on

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
January 29, 2024 in connection with a transaction with a certain shareholder totaling $655 under this authorization. This excludes payment of tax withholdings. For the three months ended March 31, 2023, no repurchases of shares were made. As of March 31, 2024, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 557,662 shares for a total cost of $11,042, completing the July 30, 2015 authorization and leaving $3,959 available for purchase under the August 8, 2023 authorization.

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

NOTE 13 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of March 31, 2024, no securities had been offered or issued under the registration statement.

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

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended March 31, 2024
Revenue, from external customers	$5,994	$21,509	$6,388	$—	$—	$33,891
Inter-segment revenue	55	—	—	—	(55)	—
Total revenue	$6,049	$21,509	$6,388	$—	$(55)	$33,891
Adjusted net revenue, from external customers (a)	$5,805	$6,546	$3,979	$—	$—	$16,330
Inter-segment adjusted net revenue	55	(47)	(8)	—	—	—
Total adjusted net revenue	$5,860	$6,499	$3,971	$—	$—	$16,330
EBITDA (loss) (b)	$(864)	$(601)	$268	$(1,485)	$—	$(2,682)
Depreciation and amortization	(349)	(38)	(7)	(3)	—	(397)
Intercompany dividend/interest (expense) income, net	—	(132)	—	132	—	—
Interest income, net	—	3	—	90	—	93
(Provision for) benefit from income taxes	(15)	217	(86)	(28)	—	88
Net loss	$(1,228)	$(551)	$175	$(1,294)	$—	$(2,898)

As of March 31, 2024
Accounts receivable, net	$4,677	$11,654	$4,639	$—	$—	$20,970
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,423	$1,896	$26	$36	$—	$9,381
Total assets	$16,223	$23,655	$11,424	$7,900	$—	$59,202

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended March 31, 2023
Revenue, from external customers	$9,272	$27,276	$6,524	$—	$—	$43,072
Inter-segment revenue	9	—	(24)	—	15	—
Total revenue	$9,281	$27,276	$6,500	$—	$15	$43,072
Adjusted net revenue, from external customers (a)	$8,922	$8,459	$4,383	$—	$—	$21,764
Inter-segment adjusted net revenue	9	20	(32)	—	3	—
Total adjusted net revenue	$8,931	$8,479	$4,351	$—	$3	$21,764
EBITDA (loss) (b)	$(430)	$1,434	$444	$(949)	$—	$499
Depreciation and amortization	(311)	(27)	(7)	(3)	—	(348)
Intercompany (expense) interest income, net	—	(120)	—	120	—	—
Interest (expense) income, net	—	2	—	62	—	64
(Provision for) benefit from income taxes	228	(368)	(114)	393	—	139
Net income (loss)	$(513)	$921	$323	$(377)	$—	$354

As of December 31, 2023
Accounts receivable, net	$5,502	$9,280	$4,928	$—	$—	$19,710
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,773	$1,954	$33	$38	$—	$9,798
Total assets	$17,632	$23,604	$11,064	$8,658	$—	$60,958

(a)Adjusted net revenue is net of the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations. Direct contracting costs and reimbursed expenses include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO and contracting, and the functional nature of the staffing services provided can affect operating income and EBITDA. The salaries, commissions, payroll taxes, and employee benefits related to recruitment professionals are included under the caption “Salaries and related” in the Condensed Consolidated Statements of Operations.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Geographic Data Reporting
    A summary of revenues for the three months ended March 31, 2024 and 2023 and net assets by geographic area as of March 31, 2024 and 2023 and as of December 31, 2023, were as follows:

	Australia	United Kingdom	United States	Other	Total
For The Three Months Ended March 31, 2024
Revenue (a)	$18,065	$5,915	$5,692	$4,219	$33,891
For The Three Months Ended March 31, 2023
Revenue (a)	$24,372	$6,149	$8,670	$3,881	$43,072
As of March 31, 2024
Long-lived assets, net of accumulated depreciation and amortization (b)	$40	$26	$7,459	$1,856	$9,381
Net assets	$8,335	$4,829	$19,678	$11,461	$44,303
As of December 31, 2023
Long-lived assets, net of accumulated depreciation and amortization (b)	$49	$33	$7,811	$1,905	$9,798
Net assets	$9,634	$5,084	$22,585	$11,251	$48,554

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

NOTE 16 – SUBSEQUENT EVENT

On April 15, 2024, the Company announced that it is entering into a strategic agreement with Striver, a Dubai-based executive search organization. This agreement will allow the Company to partner with new and existing clients for their senior talent acquisition needs in the Middle East region. The Company has not yet completed the accounting for this agreement.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2023. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 14 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
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

    This MD&A discusses the results of the Company’s business for the three months ended March 31, 2024 and 2023.

Index
Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the first quarter of 2024, the market conditions continued to be challenging due to higher inflation, higher interest rates and decreased demand for labor in certain markets. We anticipate that the market conditions will continue to be challenging into the second quarter of 2024.

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

The following is a summary of the Company’s financial performance highlights for the three months ended March 31, 2024 and 2023. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended
March 31, 2024
•Revenue was $33.9 million for the three months ended March 31, 2024, compared to $43.1 million for the same period in 2023, a decrease of $9.2 million, or 21.3%. The decrease in revenue was principally driven by declines in the Americas and Australia.
◦On a constant currency basis, the Company’s revenue decreased $8.5 million, or 20.1%, primarily due to a decrease in RPO revenue of $5.6 million, or 26.1%, while contracting revenue decreased by $2.9 million, or 13.9%, compared to the same period in 2023.
•Adjusted net revenue was $16.3 million for the three months ended March 31, 2024, compared to $21.8 million for the same period in 2023, a decrease of $5.4 million, or 25.0%.
◦On a constant currency basis, adjusted net revenue decreased $5.3 million, or 24.6%, primarily due to a decrease in RPO adjusted net revenue of $5.2 million, or 25.2%, compared to the same period in 2023.
•SG&A and Non-Op was $19.0 million for the three months ended March 31, 2024, compared to $21.3 million for the same period in 2023, a decrease of $2.3 million, or 10.6%.
◦On a constant currency basis, SG&A and Non-Op decreased $2.2 million, or 10.2%, as compared to the same period in 2023. SG&A and Non-Op as a percentage of revenue was 56.1% for the three months ended March 31, 2024, compared to 49.9% for the same period in 2023.
•EBITDA loss was $2.7 million for the three months ended March 31, 2024, compared to EBITDA of $0.5 million for the same period in 2023, a decrease in EBITDA of $3.2 million. On a constant currency basis, EBITDA also decreased $3.2 million.
•Net loss was $2.9 million for the three months ended March 31, 2024, compared to net income of $0.4 million for the same period in 2023, a decrease in net income of $3.3 million. On a constant currency basis, net income decreased $3.2 million.
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

Index
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$5,994	$9,272	$2	$9,274
Asia Pacific	21,509	27,276	(957)	26,319
Europe	6,388	6,524	275	6,799
Total	$33,891	$43,072	$(680)	$42,392
Adjusted net revenue (a):
Americas	$5,805	$8,922	$2	$8,924
Asia Pacific	6,546	8,459	(285)	8,174
Europe	3,979	4,383	180	4,563
Total	$16,330	$21,764	$(103)	$21,661
SG&A and Non-Op (b):
Americas	$6,724	$9,361	$(10)	$9,351
Asia Pacific	7,100	7,046	(242)	6,804
Europe	3,704	3,924	161	4,085
Corporate	1,484	934	—	934
Total	$19,012	$21,265	$(91)	$21,174
Operating income (loss):
Americas	$(1,152)	$(625)	$(1)	$(626)
Asia Pacific	(520)	1,647	(46)	1,601
Europe	270	445	19	464
Corporate	(1,638)	(1,449)	—	(1,449)
Total	$(3,040)	$18	$(28)	$(10)
Net (loss) income, consolidated	$(2,898)	$354	$(8)	$346
EBITDA (loss) (c):
Americas	$(864)	$(430)	$(1)	$(431)
Asia Pacific	(601)	1,434	(44)	1,390
Europe	268	444	20	464
Corporate	(1,485)	(949)	1	(948)
Total	$(2,682)	$499	$(24)	$475

(a)Represents Revenue less the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations.

(b)SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statements of Operations: Salaries and related, Office and

Index
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

    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2024	2023
Net (loss) income	$(2,898)	$354
Adjustments to Net (loss) income
Benefit from income taxes	(88)	(139)
Interest income, net	(93)	(64)
Depreciation and amortization expense	397	348
Total adjustments from net (loss) income to EBITDA	216	145
EBITDA (loss)	$(2,682)	$499

Index
Results of Operations
Americas (reported currency)

Revenue - Americas

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$6.0	$9.3	$(3.3)	(35)%

    For the three months ended March 31, 2024, RPO revenue decreased by $3.1 million, or 35%, while contracting revenue decreased by $0.2 million, or 47%, compared to the same period in 2023. The decreases in both RPO and contracting revenue were mainly due to lower demand from existing clients.

Adjusted Net Revenue - Americas

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$5.8	$8.9	$(3.1)	(35)%
Adjusted net revenue as a percentage of revenue	97%	96%	N/A	N/A

    For the three months ended March 31, 2024, RPO adjusted net revenue decreased by $3.1 million, or 35%, compared to 2023. The decrease in RPO adjusted net revenue was due to the same factor noted above under “Revenue – Americas”.

For the three months ended March 31, 2024, total adjusted net revenue as a percentage of revenue was 97%, compared to 96% for the same period in 2023. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO to contracting revenue.

SG&A and Non-Op -Americas

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$6.7	$9.4	$(2.6)	(28)%
SG&A and Non-Op as a percentage of revenue	112%	101%	N/A	N/A

    For the three months ended March 31, 2024, SG&A and Non-Op decreased $2.6 million, or 28%, compared to the same period in 2023, while SG&A and Non-Op as a percentage of revenue increased from 101% to 112%. The decrease in SG&A and No-Op was principally due to lower consultant staff costs. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in adjusted net revenue outpacing the decrease in consultant staff costs.

Index
Operating (Loss) Income and EBITDA -Americas

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating loss	$(1.2)	$(0.6)	$(0.5)	(84)%
EBITDA (loss)	$(0.9)	$(0.4)	$(0.4)	(101)%
EBITDA (loss) as a percentage of revenue	(14)%	(5)%	N/A	N/A

For the three months ended March 31, 2024, operating loss was $1.2 million, compared to operating loss of $0.6 million in 2023, and EBITDA loss was $0.9 million, compared to EBITDA loss of $0.4 million in 2023.
The increases in operating loss and EBITDA loss for the three months ended March 31, 2024, were primarily due to the Company’s decline in adjusted net revenue.

Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$21.5	$26.3	$(4.8)	(18)%

For the three months ended March 31, 2024, contracting revenue decreased by $3.0 million, or 16%, while RPO revenue increased $1.8 million, or 23%, compared to 2023, as discussed below.

    In Australia, revenue decreased $5.4 million, or 23%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily driven by contracting revenue which declined by $2.9 million, or 17%, as well as by RPO revenue, which declined by $2.5 million, or 39% compared to 2023. The decreases were driven by lower demand from existing clients.

    In Asia, revenue increased $0.7 million, or 27%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase in revenue was primarily driven by the acquisition of Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Acquisition”) (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 34 percentage points to the revenue growth.

Adjusted net revenue - Asia Pacific

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$6.5	$8.2	$(1.6)	(20)%
Adjusted net revenue as a percentage of revenue	30%	31%	N/A	N/A

For the three months ended March 31, 2024, RPO adjusted net revenue decreased $1.5 million, or 20%, while contracting adjusted net revenue decreased $0.1 million or 18%, compared to the same period in 2023.

Index
    In Australia, adjusted net revenue decreased by $2.3 million, or 35%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily driven by RPO adjusted net revenue which declined by $2.2 million, or 37%.

    In Asia, adjusted net revenue increased by $0.7 million, or 45%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase in revenue was primarily driven by the Singapore Acquisition (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 48 percentage points to the adjusted net revenue growth.

Total adjusted net revenue as a percentage of revenue was 30% for the three months ended March 31, 2024, compared to 31% for the same period in 2023.

SG&A and Non-Op - Asia Pacific

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$7.1	$6.8	$0.3	4%
SG&A and Non-Op as a percentage of revenue	33%	26%	N/A	N/A

For the three months ended March 31, 2024, SG&A and Non-Op increased $0.3 million, or 4%, compared to the same periods in 2023. The increases in SG&A and Non-Op were primarily due to higher consultant staff costs.

For the three months ended March 31, 2024, SG&A and Non-Op as a percentage of revenue was 33%, as compared to 26%, for the same periods in 2023. For the three months ended March 31, 2024, the increase in SG&A and Non-Op as a percentage of revenue was principally due to the decline in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating (loss) income	$(0.5)	$1.6	$(2.1)	(133)%
EBITDA (loss)	$(0.6)	$1.4	$(2.0)	(143)%
EBITDA as a percentage of revenue	(3)%	5%	N/A	N/A

For the three months ended March 31, 2024, operating loss was $0.5 million, compared to operating income of $1.6 million in 2023, and EBITDA loss was $0.6 million, or 3% of revenue, compared to EBITDA of $1.4 million, or 5% of revenue, in 2023. The declines were principally due to the change in adjusted net revenue, as described above.

Index
Europe (constant currency)
Revenue - Europe

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$6.4	$6.8	$(0.4)	(6)%

    For the three months ended March 31, 2024, RPO revenue decreased by $0.7 million or 15%, while contracting revenue increased by $0.3 million or 14%, compared to the same period in 2023, as further discussed below.

    In the U.K., for the three months ended March 31, 2024, revenue decreased by $0.5 million, or 8%. The change was driven by a decrease in RPO revenue of $0.8 million, or 19% due to lower demand from existing clients, which was partially offset by an increase in contracting revenue of $0.3 million, or 14%, compared to the same period in 2023.

    In Continental Europe, total revenue was $0.5 million for the three months ended March 31, 2024, an increase of $0.1 million, or 25% compared to 2023. The increase was primarily due to higher demand from existing recruitment clients.

Adjusted Net Revenue - Europe

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$4.0	$4.6	$(0.6)	(13)%
Adjusted net revenue as a percentage of revenue	62%	67%	N/A	N/A

For the three months ended March 31, 2024, adjusted net revenue decreased by $0.6 million, or 13%, driven by a decrease in RPO of $0.7 million, or 15%, led by the U.K. as discussed below.

    In the U.K., total adjusted net revenue for the three months ended March 31, 2024 decreased by $0.7 million, or 16%, compared to 2023. The decrease was driven by RPO adjusted net revenue, which declined by $0.7 million, or 18%, compared to 2023.

    In Continental Europe, total adjusted net revenue was $0.4 million for the three months ended March 31, 2024, a increase of $0.1 million, or 24% compared to 2023. The increase was primarily due to higher demand from existing clients.

SG&A and Non-Op - Europe

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$3.7	$4.1	$(0.4)	(9)%
SG&A and Non-Op as a percentage of revenue	58%	60%	N/A	N/A

For the three months ended March 31, 2024, SG&A and Non-Op decreased $0.4 million, or 9%, compared to the same periods in 2023. The decrease in SG&A and Non-Op were primarily the result of lower consultant staff costs in the current year.

Index

Operating Income and EBITDA - Europe

	Three Months Ended March 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income	$0.3	$0.5	$(0.2)	(42)%
EBITDA	$0.3	$0.5	$(0.2)	(42)%
EBITDA as a percentage of revenue	4%	7%	N/A	N/A

    For the three months ended March 31, 2024, operating income was $0.3 million, compared to operating income of $0.5 million for the same period in 2023, and EBITDA was $0.3 million, or 4% of revenue, compared to EBITDA of $0.5 million, or 7% of revenue, for the same period in 2023.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $1.5 million for the three months ended March 31, 2024 as compared to $0.9 million for the same period in 2023, representing an increase of $0.5 million. The increase was primarily due to higher professional fees, and lower corporate allocations, partially offset by lower travel and entertainment expenses.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.4 million for the three months ended March 31, 2024, compared to $0.3 million for the same period in 2023.

Other Income (expense), Net

Other expense, net was $0.0 million for the three months ended March 31, 2024, compared to other income, net of $0.1 million for the same period in 2023.

Provision for Income Taxes

    The benefit from income taxes for the three months ended March 31, 2024 was $0.1 million on $3.0 million of pre-tax loss, compared to a benefit from income tax of $0.1 million on $0.2 million of pre-tax income for the same period in 2023. The effective tax rates for the three months ended March 31, 2024 and 2023 were positive 3% and negative 65%, respectively. For the three months ended March 31, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expense. For the three months ended March 31, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income (Loss)

    Net loss was $2.9 million for the three months ended March 31, 2024, compared to net income of $0.4 million for the three months ended March 31, 2023, a decrease in net income of $3.3 million. Basic and diluted loss per share were $0.95 for the three months ended March 31, 2024, compared to basic and diluted earnings per share of $0.12 and $0.11, respectively, for the same period in 2023.

Index
Liquidity and Capital Resources

    As of March 31, 2024, cash and cash equivalents and restricted cash totaled $21.0 million, compared to $23.2 million as of December 31, 2023. The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
$ in millions	2024	2023
Net cash used in operating activities	$(1.8)	$(5.0)
Net cash provided by investing activities	1.1	—
Net cash used in financing activities	(1.1)	(0.2)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.4)	—
Net decrease in cash, cash equivalents, and restricted cash	$(2.2)	$(5.2)

Cash Flows from Operating Activities

    For the three months ended March 31, 2024, net cash used in operating activities was $1.8 million, compared to $5.0 million of net cash used in operating activities for the same period in 2023, resulting in a $3.2 million increase in net cash used. The decrease in net cash used was principally driven by more favorable working capital comparisons to the prior year, partially offset by the Company’s lower net income in 2024.

Cash Flows from Investing Activities

    For the three months ended March 31, 2024, net cash provided by investing activities was $1.1 million, compared to net cash used in investing activities of $0.0 million in 2023. Net cash provided by investing activities in 2024 reflects cash received from benefit payouts of $1.1 million.

Cash Flows from Financing Activities

    For the three months ended March 31, 2024, net cash used in financing activities was $1.1 million, compared to net cash used in financing activities of $0.2 million in 2023. The increase in net cash used was attributed to shares repurchases of common stock of $0.9 million in 2024, including cash paid for tax withholdings compared to the previous year.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2024, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 for each of the three months ended March 31, 2024 and 2023. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2024.

Index
On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. ("Singapore Borrower"), which the Company acquired on October 31, 2023 (see Note 6 to the Condensed Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited ("HSBC"), entered into an invoice finance credit facility agreement (the "HSBC Facility Agreement"). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The HSBC Facility Agreement does not have a stated maturity date. As of March 31, 2024, there were no outstanding amounts under the HSBC Facility Agreement. The interest expense and fees incurred on the HSBC Facility Agreement amounted to $4 for the three months ended March 31, 2024. The Company was in compliance with all financial covenants under the HSBC Facility Agreement as of March 31, 2024.
Liquidity and Capital Resources Outlook

    As of March 31, 2024, the Company had cash and cash equivalents on hand of $20.4 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement and an additional 1 million Singapore dollars under the HSBC facility. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of March 31, 2024. The Company’s near-term cash requirements during 2024 are primarily related to the funding of the Company’s operations. For the full year 2024, the Company expects to make capital expenditures of less than $0.5 million.
    As of March 31, 2024, $8.6 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($3.7 million), the U.K. ($3.3 million), Singapore ($1.1 million), India ($0.8 million), Belgium ($0.6 million), the Philippines ($0.6 million), Hong Kong ($0.5 million), China ($0.3 million), Canada ($0.3 million) and Switzerland ($0.2 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of March 31, 2024 and December 31, 2023. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the three months ended March 31, 2024.

FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company’s ability to successfully achieve its strategic initiatives, (3) risks related to potential acquisitions or dispositions of businesses by the Company, (4) the Company’s ability to operate successfully as a company focused on its RPO business, (5) risks related to fluctuations in the Company’s operating results from quarter to quarter due to various factors such as rising inflationary pressures and interest rates, (6) the loss of or material reduction in our business with any of the Company’s largest customers, (7) the ability of clients to terminate their relationship with the Company at any time, (8) competition in the Company’s markets, (9) the negative cash flows and operating losses that may recur in the future, (10) risks relating to how future credit facilities may affect or restrict our operating flexibility, (11) risks associated with the Company’s investment strategy, (12) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the Russia-Ukraine war, the Hamas-Israel war, and potential conflict in the Middle East, (13) the Company’s dependence on key management personnel, (14) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (15) the Company’s ability to collect accounts receivable, (16) the Company’s ability to maintain costs at an acceptable level, (17) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (18) risks related to providing uninterrupted service to clients, (19) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (20) the Company’s ability to utilize net operating loss carryforwards, (21) volatility of the Company’s stock price, (22) the impact of government regulations, (23) restrictions imposed by blocking arrangements, (24) risks related to the use of new and evolving technologies, and (25) the adverse impacts of cybersecurity threats and attacks and (26) those risks set forth in “Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2024 - January 31, 2024	44,250	$14.80	44,250	$3,958,977
February 1, 2024 - February 29, 2024	—	$—	—	$3,958,977
March 1, 2024 - March 31, 2024	—	$—	—	$3,958,977
Total	44,250	$14.80	44,250

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10 million of the Company’s common stock. On August 8, 2023, the Company’s Board of Directors authorized a new stock repurchase program for up to $5 million of the Company’s outstanding shares of common stock. This authorization does not expire. The Company has repurchased shares from time to time as market conditions warrant.

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

During the three months ended March 31, 2024, the Company repurchased 44,250 shares of its common stock on January 29, 2024 in connection with a transaction with a certain shareholder totaling $0.7 million under this authorization. This excludes payment of tax withholdings. As of March 31, 2024, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 557,662 shares for a total cost of $11.0 million completing the July 30, 2015 authorization and leaving $4.0 million available for purchase under the August 8, 2023 authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

Index
ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 8, 2023, the Company’s Board of Directors authorized and approved a stock repurchase program for up to $5 million of the Company’s outstanding shares of common stock. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	May 10, 2024	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2024	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)