Form 10-Q
period 2024-06-30
Hudson Global, Inc.
filed 2024-08-08
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 19, 2024
Common Stock - $0.001 par value	2,751,386

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$35,712	$44,897	$69,603	$87,969

Operating expenses:
Direct contracting costs and reimbursed expenses	18,097	22,314	35,658	43,622
Salaries and related	14,325	17,393	29,491	34,871
Office and general	2,412	2,549	5,341	5,488
Marketing and promotion	778	932	1,656	1,913
Depreciation and amortization	287	354	684	702
Total operating expenses	35,899	43,542	72,830	86,596
Operating (loss) income	(187)	1,355	(3,227)	1,373
Non-operating (expense) income:
Interest income, net	94	130	187	194
Other (expense) income, net	(95)	(50)	(134)	83
(Loss) income before income taxes	(188)	1,435	(3,174)	1,650
Provision for income taxes	253	857	165	718
Net (loss) income	$(441)	$578	$(3,339)	$932
Earnings (loss) per share:
Basic	$(0.15)	$0.19	$(1.10)	$0.30
Diluted	$(0.15)	$0.18	$(1.10)	$0.30
Weighted-average shares outstanding:
Basic	3,011	3,084	3,026	3,059
Diluted	3,011	3,138	3,026	3,130

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive (loss) income:
Net (loss) income	$(441)	$578	$(3,339)	$932
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	118	(54)	(518)	(63)
Total other comprehensive income (loss), net of income taxes	118	(54)	(518)	(63)
Comprehensive (loss) income	$(323)	$524	$(3,857)	$869

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,664	$22,611
Accounts receivable, less allowance for expected credit losses of $378 and $378, respectively	24,512	19,710
Restricted cash, current	420	354
Prepaid and other	2,422	3,172
Total current assets	42,018	45,847
Property and equipment, net of accumulated depreciation of $1,649 and $1,564, respectively	336	421
Operating lease right-of-use assets	1,056	1,431
Goodwill	5,724	5,749
Intangible assets, net of accumulated amortization of $3,353 and $2,771, respectively	3,040	3,628
Deferred tax assets, net	3,526	3,360
Restricted cash	195	205
Other assets	235	317
Total assets	$56,130	$60,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,115	$868
Accrued salaries, commissions, and benefits	5,428	4,939
Accrued expenses and other current liabilities	5,427	4,635
Operating lease obligations, current	764	768
Total current liabilities	12,734	11,210
Income tax payable	90	87
Operating lease obligations	292	664
Other liabilities	450	443
Total liabilities	13,566	12,404
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 4,003 and 3,896 shares issued; 2,751 and 2,807 shares outstanding, respectively	4	4
Additional paid-in capital	493,500	493,036
Accumulated deficit	(428,586)	(425,247)
Accumulated other comprehensive loss, net of applicable tax	(1,808)	(1,290)
Treasury stock, 1,252 and 1,089 shares, respectively, at cost	(20,546)	(17,949)
Total stockholders’ equity	42,564	48,554
Total liabilities and stockholders’ equity	$56,130	$60,958

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3,339)	$932
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	684	702
Provision for expected credit losses	3	—
Benefit from deferred income taxes	(250)	(345)
Stock-based compensation	565	856
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(5,048)	(1,231)
Increase in prepaid and other assets	(351)	(849)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	1,678	(2,370)
Net cash used in by operating activities	(6,058)	(2,305)
Cash flows from investing activities:
Capital expenditures	(23)	(39)
Proceeds from corporate benefit policy	1,076	—
Net cash provided by (used in) investing activities	1,053	(39)
Cash flows from financing activities:
Payments for business acquisition liabilities	—	(1,250)
Purchase of treasury stock (including payment of tax withholdings)	(2,382)	(573)
Cash paid for net settlement of employee restricted stock units	(198)	(209)
Net cash used in financing activities	(2,580)	(2,032)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(306)	(97)
Net decrease in cash, cash equivalents, and restricted cash	(7,891)	(4,473)
Cash, cash equivalents, and restricted cash, beginning of the period	23,170	27,477
Cash, cash equivalents, and restricted cash, end of the period	$15,279	$23,004
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$187	$195
Net cash payments during the period for income taxes	$467	$1,188
Cash paid for amounts included in operating lease liabilities	$396	$264
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$837

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,833	$44,303	2,824	$46,395	2,807	$48,554	2,794	$45,792

Common stock and additional paid-in capital:
Beginning balance	3,995	493,418	3,861	492,044	3,896	493,040	3,823	491,571
Stock-based compensation expense	8	86	28	383	107	464	66	856
Ending balance	4,003	493,504	3,889	492,427	4,003	493,504	3,889	492,427

Treasury stock:
Beginning balance	(1,162)	(19,044)	(1,037)	(16,910)	(1,089)	(17,949)	(1,029)	(16,746)
Purchase of treasury stock (including payment of tax withholdings)	(87)	(1,463)	(27)	(573)	(150)	(2,399)	(27)	(573)
Purchase of net settled restricted stock from employees	(3)	(39)	(2)	(45)	(13)	(198)	(10)	(209)
Ending balance	(1,252)	(20,546)	(1,066)	(17,528)	(1,252)	(20,546)	(1,066)	(17,528)

Accumulated other comprehensive loss:
Beginning balance		(1,926)		(1,648)		(1,290)		(1,639)
Other comprehensive income (loss)		118		(54)		(518)		(63)
Ending balance		(1,808)		(1,702)		(1,808)		(1,702)

Accumulated deficit:
Beginning balance		(428,145)		(427,091)		(425,247)		(427,394)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses		—		—		—		(51)
Net (loss) income		(441)		578		(3,339)		932
Ending balance		(428,586)		(426,513)		(428,586)		(426,513)

Total stockholders’ equity, ending balance	2,751	$42,564	2,823	$46,684	2,751	$42,564	2,823	$46,684

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

NOTE 2 – DESCRIPTION OF BUSINESS

    The Company delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in fourteen countries with three reportable geographic business segments: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.

On March 12, 2024 and April 15, 2024, the Company announced that it had entered into strategic agreements with Executive Solutions and Striver, respectively, both Dubai-based talent solutions companies. These agreements allowed the Company to expand its global footprint and client base in the Middle East market. The Company evaluated the agreements under ASC 805 “Business Combinations” and determined that the transactions did not qualify as either business combinations or asset purchases. Payments associated with these agreements were classified as compensation expense and were included in the “Salaries and related” caption on the Company’s Condensed Consolidated Statements of Operations.
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
See Note 14 to the Condensed Consolidated Financial Statements for further details regarding the Company’s reportable segments: Americas, Asia Pacific, and EMEA.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. No bonuses were approved and paid to our contract employees on behalf of our clients in the six months ended June 30, 2024 and 2023.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, deferred revenue was $193 and $96, respectively.

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

	Three Months Ended June 30,
	2024	2023
RPO	$17,770	$21,919
Contracting	17,942	22,978
Total Revenue	$35,712	$44,897

	Six Months Ended June 30,
	2024	2023
RPO	$33,608	$43,440
Contracting	35,995	44,529
Total Revenue	$69,603	$87,969

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $7,257 and $5,163 as of June 30, 2024 and December 31, 2023, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

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

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
Accounts Receivable:	2024	2023
Billed receivables	$17,633	$14,925
Unbilled receivables	7,257	5,163
Accounts Receivable, Gross	$24,890	$20,088
Allowance for expected credit losses	(378)	(378)
Accounts Receivable, Net	$24,512	$19,710

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$367	$102	$378	$51
Provision for expected credit losses	11	—	3	—
Write-offs	—	—	(3)	—
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	—	—	51
Ending Balance	$378	$102	$378	$102

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

The HnB Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $1,260, which consists of the amount paid in cash of $1,064, a working capital adjustment of $46, net of an owner receivable of $28, and contingent earn-out payments of up to $350 (which such earn-out payments are contingent upon the achievement of certain revenue milestones through December 2023), was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of August 19, 2022, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in India. The purchase price included $314 of cash and cash equivalents acquired. As of June 30, 2024, the estimated fair value for the contingent earn-out payments that the Company classified as Level 3 in the fair value hierarchy was $150, which is the agreed upon minimum payment. These fair value estimates are based on significant inputs not observed in the market and reflect our own assumptions (forecasted revenue) through December 31, 2023.

In determining the fair value of the contingent consideration liability, the Company used an estimate based on a number of possible projections over the earn-out period. Given the short duration of the earn-out period, the fair value of contingent liability was measured on an undiscounted basis. The Company will continue to reassess the fair value of the acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. This contingent consideration will be remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be marked to market and included in “Other income (expense), net” on the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, no gains or losses were recognized in earnings for changes in the remeasurement of the contingent consideration.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of June 30, 2024, there were 129,051 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the six months ended June 30, 2024, the Company granted 47,647 restricted stock units subject to performance vesting conditions for the year ended December 31, 2024, and granted 12,540 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions. For the six months ended June 30, 2023, the Company granted 28,841 restricted stock units subject to performance vesting conditions for the year ended December 31, 2023.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the six months ended June 30, 2024 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	14,939
Performance and service conditions - Type 2 (1) (2)	32,708
Service conditions only - Type 1 (2)	12,540
Total shares of stock award granted	60,187

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2024, the Company granted 4,672 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of June 30, 2024, 218,538 restricted stock units are deferred under the Company’s ISAP.
For the three and six months ended June 30, 2024 and 2023, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted shares of common stock	$—	$—	$—	$16
Restricted stock units	86	383	464	840
Restricted stock units-cash settled liabilities	101	—	101	—
Total	$187	$383	$565	$856

Restricted Stock Units
    As of June 30, 2024, the Company had $951 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the six months ended June 30, 2024 and 2023 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2024	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	47,647	$14.51	17,212	$16.07	64,859	$14.93
Shares earned above target (a)	—	$—	—	$—	—	$—
Vested	(56,263)	$21.69	(10,835)	$18.49	(67,098)	$21.17
Forfeited	(28,841)	$22.27	(340)	$17.72	(29,181)	$22.22
Unvested restricted stock units at June 30, 2024	57,807	$18.45	86,459	$16.16	144,266	$17.08
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.

	Six Months Ended June 30, 2023
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2023	130,186	$23.56	33,390	$20.31	163,576	$22.89
Granted	28,841	$22.27	3,710	$21.31	32,551	$22.16
Shares earned above target (a)	3,940	$35.72	—	$—	3,940	$35.72
Vested	(58,834)	$22.10	(12,373)	$19.13	(71,207)	$21.59
Forfeited	(8,869)	$35.10	(1,700)	$14.54	(10,569)	$31.79
Unvested restricted stock units at June 30, 2023	95,264	$23.49	23,027	$21.53	118,291	$23.11

(a)    The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Shares of Common Stock
Changes in the Company’s restricted shares of common stock for the six months ended June 30, 2024 and 2023, were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30,
	2023
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1	17,410	$9.57
Vested	(17,410)	$9.57
Unvested restricted shares of common stock at June 30,	—	$—

NOTE 8 – INCOME TAXES

Income Tax Provision

    Under ASC 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
Effective Tax Rate
    The provision for income taxes for the six months ended June 30, 2024 was $165 on a pre-tax loss of $3,174, compared to a provision for income taxes of $718 on pre-tax income of $1,650 for the same period in 2023. The Company’s effective income tax rate was negative 5% and positive 44% for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized foreign tax rate differences, and non-deductible expense. For the six months ended June 30, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. The current YTD ETR differs significantly from the prior period YTD ETR primarily due to the interaction of similar rate reconciliation items, including change in valuation allowance, with a negative pretax book income in the current period versus positive pretax book income in the prior year comparative period.
Uncertain Tax Positions
    As of both June 30, 2024 and December 31, 2023, the Company had $60, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of June 30, 2024 and December 31, 2023, the Company had $30 and $27, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
The statute of limitations for capital gains taxes on the transfer of shares in Spain lapsed in January 2023. The FIN48 reserve for Spain capital gains taxes, interest, and penalties of approximately $408 was released as a tax benefit in the first quarter of 2023.
        Based on information available as of June 30, 2024, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2024, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2023 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of June 30, 2024 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of June 30, 2024 and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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
    A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) per share (“EPS”):
Basic	$(0.15)	$0.19	$(1.10)	$0.30
Diluted	$(0.15)	$0.18	$(1.10)	$0.30
EPS numerator - basic and diluted:
Net (loss) income	$(441)	$578	$(3,339)	$932
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,011	3,084	3,026	3,059
Common stock equivalents: restricted stock units and restricted shares of common stock	—	54	—	71
Weighted average number of common stock outstanding - diluted	3,011	3,138	3,026	3,130

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
    The weighted average number of shares outstanding used in the computation of diluted net earnings per share for the three and six months ended June 30, 2024 and 2023 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested restricted stock units	—	—	—	497
Total	—	—	—	497

NOTE 10– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $847 on October 31, 2023 in connection with the Singapore Acquisition (See Note 6 for further information on the Singapore Acquisition).

For the six months ended June 30, 2024 and the twelve months ended December 31, 2023, the changes in carrying amount of goodwill were as follows:

Carrying Value
2024
Goodwill, January 1,	$5,749
Currency translation	(25)
Goodwill, June 30, 2024	$5,724

Carrying Value
2023
Goodwill, January 1,	$4,875
Acquisitions	847
Currency translation	27
Goodwill, December 31, 2023	$5,749

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Intangible Assets
The Company’s intangible assets consisted of the following components as of June 30, 2024 and December 31, 2023:

June 30, 2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.1	$146	$(107)	$39
Trade name	6.4	1,635	(622)	1,013
Customer lists	3.0	3,955	(2,046)	1,909
Developed technology	0.5	657	(578)	79
		$6,393	$(3,353)	$3,040

December 31, 2023	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.4	$147	$(98)	$49
Trade name	6.7	1,638	(515)	1,123
Customer lists	3.5	3,957	(1,690)	2,267
Developed technology	0.9	657	(468)	189
		$6,399	$(2,771)	$3,628

Amortization expense for the three and six months ended June 30, 2024 was $295 and $582, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the six months ended June 30, 2024 and 2023.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2024, and for each of the next fiscal years are as follows:

2024	$547
2025	870
2026	634
2027	549
2028	129
Thereafter	311
$3,040

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2024 Beginning Balance	Amortization	Translation and Other	June 30, 2024 Ending Balance
Non-compete agreements	$49	$(9)	$(1)	$39
Trade name	1,123	(109)	(1)	1,013
Customer lists	2,267	(355)	(3)	1,909
Developed technology	189	(109)	(1)	79
	$3,628	$(582)	$(6)	$3,040

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any legal reserves as of June 30, 2024 and December 31, 2023.
Operating Leases
    Our office space leases have lease terms of one year to four years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the six months ended June 30, 2024 and 2023 were $679 and $588, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of June 30, 2024 was 1.6 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of June 30, 2024, future minimum operating lease payments are as follows:

	2024	2025	2026	2027	Total
Minimum lease payments	$394	$562	$92	$8	$1,056

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2024, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $9 for the three and six months ended June 30, 2024, respectively, and $5 and $9 for the three and six months ended June 30, 2023, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2024.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. Interest expense and fees incurred on the HSBC Facility Agreement were $2 and $6 for the three and six months ended June 30, 2024.

The HSBC Facility Agreement contains various restrictions and covenants for the Singapore Borrower including (1) minimum tangible net worth must be at least 1 million Singapore dollars (as defined in the HSBC Facility Agreement); and (2) additional periodic reporting requirements to HSBC. The Company was in compliance with all financial covenants under the HSBC Facility Agreement as of June 30, 2024.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company’s common stock and this repurchase program was completed in June 2023. On August 8, 2023, the Company’s Board of Directors authorized a new stock repurchase program for up to $5,000 of the Company’s outstanding shares of common stock. The Company has repurchased shares from time to time as market conditions warrant. This authorization does not expire. Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

During the six months ended June 30, 2024 the Company repurchased a total of 131,438 shares of its common stock for a cost of $2,119 under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
connection with a transaction with a certain shareholder totaling $655 that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1,181, as well as 17,621 shares of its common stock on the open market for a cost of $283. For the six months ended June 30, 2023, the Company repurchased 27,277 shares of its common stock on the open market for $573. As of June 30, 2024, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 644,850 shares for a total cost of $12,505, completing the July 30, 2015 authorization and leaving $2,495 available for purchase under the August 8, 2023 authorization.

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

NOTE 13 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000,000. The registration statement was declared effective by the SEC on July 26, 2022. As of June 30, 2024, no securities had been offered or issued under the registration statement.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 14 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
    The Company operates in three reportable segments: the Hudson regional businesses of Americas, Asia Pacific, and EMEA. Corporate expenses are reported separately for the three reportable segments and pertain to certain functions, such as executive management, corporate governance, investor relations, legal, accounting, tax, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them, and have been allocated to the segments as management service expenses, and are included in the segments’ non-operating other income (expense). Segment information is presented in accordance with ASC 280, “Segment Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable and long-lived assets are the only significant asset separated by segment for internal reporting purposes.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended June 30, 2024
Revenue, from external customers	$6,972	$22,649	$6,091	$—	$—	$35,712
Inter-segment revenue	59	—	34	—	(93)	—
Total revenue	$7,031	$22,649	$6,125	$—	$(93)	$35,712
Adjusted net revenue, from external customers (a)	$6,344	$7,627	$3,644	$—	$—	$17,615
Inter-segment adjusted net revenue	58	(92)	34	—	—	—
Total adjusted net revenue	$6,402	$7,535	$3,678	$—	$—	$17,615
EBITDA (loss) (b)	$402	$224	$149	$(770)	$—	$5
Depreciation and amortization	(232)	(46)	(7)	(2)	—	(287)
Intercompany dividend/interest (expense) income, net	—	(131)	—	131	—	—
Interest income, net	—	2	—	92	—	94
Provision for income taxes	(52)	(16)	(167)	(18)	—	(253)
Net income (loss)	$118	$33	$(25)	$(567)	$—	$(441)

For The Six Months Ended June 30, 2024
Revenue, from external customers	$12,966	$44,158	$12,479	$—	$—	$69,603
Inter-segment revenue	114	—	34	—	(148)	—
Total revenue	$13,080	$44,158	$12,513	$—	$(148)	$69,603
Adjusted net revenue, from external customers (a)	$12,149	$14,173	$7,623	$—	$—	$33,945
Inter-segment adjusted net revenue	113	(139)	26	—	—	—
Total adjusted net revenue	$12,262	$14,034	$7,649	$—	$—	$33,945
EBITDA (loss) (b)	$(462)	$(377)	$417	$(2,255)	$—	$(2,677)
Depreciation and amortization	(581)	(84)	(14)	(5)	—	(684)
Intercompany dividend/interest (expense) income, net	—	(263)	—	263	—	—
Interest income, net	—	5	—	182	—	187
Provision for income taxes	(67)	201	(253)	(46)	—	(165)
Net income (loss)	$(1,110)	$(518)	$150	$(1,861)	$—	$(3,339)

As of June 30, 2024
Accounts receivable, net	$5,234	$12,736	$6,542	$—	$—	$24,512
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,192	$1,845	$31	$32	$—	$9,100
Total assets	$14,146	$23,479	$10,751	$7,754	$—	$56,130

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended June 30, 2023
Revenue, from external customers	$8,569	$28,402	$7,926	$—	$—	$44,897
Inter-segment revenue	102	—	—	—	(102)	—
Total revenue	$8,671	$28,402	$7,926	$—	$(102)	$44,897
Adjusted net revenue, from external customers (a)	$8,321	$9,581	$4,681	$—	$—	$22,583
Inter-segment adjusted net revenue	102	(58)	(15)	—	(29)	—
Total adjusted net revenue (a)	$8,423	$9,523	$4,666	$—	$(29)	$22,583
EBITDA (loss) (b)	$(466)	$2,131	$851	$(857)	$—	$1,659
Depreciation and amortization	(312)	(32)	(8)	(2)	—	(354)
Intercompany (expense) interest income, net	—	(127)	1,218	127	(1,218)	—
Interest (expense) income, net	—	2	—	128	—	130
Provision for income taxes	(73)	(552)	(299)	67	—	(857)
Net income (loss)	$(851)	$1,422	$1,762	$(537)	$(1,218)	$578

For The Six Months Ended June 30, 2023
Revenue, from external customers	$17,841	$55,678	$14,450	$—	$—	$87,969
Inter-segment revenue	111	—	(24)	—	(87)	—
Total revenue	$17,952	$55,678	$14,426	$—	$(87)	$87,969
Adjusted net revenue, from external customers (a)	$17,243	$18,040	$9,064	$—	$—	$44,347
Inter-segment adjusted net revenue	111	(38)	(47)	—	(26)	—
Total adjusted net revenue	$17,354	$18,002	$9,017	$—	$(26)	$44,347
EBITDA (loss) (b)	$(896)	$3,565	$1,295	$(1,806)	$—	$2,158
Depreciation and amortization	(623)	(59)	(15)	(5)	—	(702)
Intercompany (expense) interest income, net	—	(247)	1,218	247	(1,218)	—
Interest (expense) income, net	—	4	—	190	—	194
(Provision for) benefit from income taxes	155	(920)	(413)	460	—	(718)
Net income (loss)	$(1,364)	$2,343	$2,085	$(914)	$(1,218)	$932

As of December 31, 2023
Accounts receivable, net	$5,502	$9,280	$4,928	$—	$—	$19,710
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,773	$1,954	$33	$38	$—	$9,798
Total assets	$17,632	$23,604	$11,064	$8,658	$—	$60,958

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

Geographic Data Reporting
    A summary of revenues for the three and six months ended June 30, 2024 and 2023 and net assets by geographic area as of June 30, 2024 and 2023 and as of December 31, 2023, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended June 30, 2024
Revenue (a)	$18,616	$6,652	$5,489	$4,955	$35,712
For The Three Months Ended June 30, 2023
Revenue (a)	$25,422	$8,125	$7,547	$3,803	$44,897
For The Six Months Ended June 30, 2024
Revenue (a)	$36,681	$12,344	$11,404	$9,174	$69,603
For The Six Months Ended June 30, 2023
Revenue (a)	$49,794	$16,795	$13,696	$7,684	$87,969
As of June 30, 2024
Long-lived assets, net of accumulated depreciation and amortization (b)	$34	$7,224	$22	$1,820	$9,100
Net assets	$8,059	$18,156	$4,336	$12,013	$42,564
As of December 31, 2023
Long-lived assets, net of accumulated depreciation and amortization (b)	$49	$7,811	$33	$1,905	$9,798
Net assets	$9,634	$22,585	$5,084	$11,251	$48,554

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 15 – STOCKHOLDER RIGHTS PLAN

    On October 15, 2018, the Company’s Board of Directors declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (as amended, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The Company’s stockholders approved the Rights Agreement at the Company’s 2019 Annual Meeting of Stockholders held on May 6, 2019. On September 28, 2021, the Company and the Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”) that amended the Rights Agreement to extend its term through October 15, 2024. The amendment was approved by the Board on September 28, 2021, subject to stockholder approval, and the Company’s stockholders approved the Amendment at the Company’s 2022 Annual Meeting of Stockholders held on May 17, 2022. The Board of Directors has taken further action to amend the Original Rights Agreement, as amended by the First Amendment, to extend the expiration of the Rights Agreement to October 15, 2027, as contemplated in the Second Amendment to Rights Agreement (the “Second Amendment”). The Second Amendment was approved by the Board on June 13, 2024, subject to stockholder approval, and the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Company’s stockholders approved the Amendment at the Company’s 2024 Annual Meeting of Stockholders held on July 31, 2024.

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

    The Rights will expire on the earliest of (i) the Close of Business on October 15, 2027, or such earlier date as of which the Board determines that this Agreement is no longer necessary for the preservation of Tax Benefits, (ii) the time at which the Rights are redeemed as provided in Section 23, (iii) the time at which all exercisable Rights are exchanged as provided in Section 24, (iv) the Close of Business on the effective date of the repeal of Section 382 of the Code or any successor or replacement provision if the Board determines that this Agreement is no longer necessary for the preservation of Tax Benefits, and (v) the Close of Business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward.

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

    This MD&A discusses the results of the Company’s business for the three and six months ended June 30, 2024 and 2023.
Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the second quarter of 2024, the market conditions continued to be challenging due to higher inflation, higher interest rates and decreased demand for labor in certain markets. We anticipate that the market conditions will continue to be challenging into the second half of 2024.

Economic conditions in most of the world’s major markets slowed down in 2023 and the first half of 2024. Higher than expected inflation in most markets and rising interest rates have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. These conditions and expected future inflation and potential interest rate increases could have material adverse impacts on various aspects of our business in the future.

The continued economic uncertainty has also resulted in volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars.

The following is a summary of the Company’s financial performance highlights for the three and six months ended June 30, 2024 and 2023. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended
June 30, 2024

•Revenue was $35.7 million for the three months ended June 30, 2024, compared to $44.9 million for the same period in 2023, a decrease of $9.2 million, or 20.5%. The decrease in revenue was principally driven by declines in Australia, the U.K, and the U.S.
◦On a constant currency basis, the Company’s revenue decreased $8.9 million, or 19.9%, due to a decrease in contracting revenue of $4.8 million, or 21.2%, coupled with a decrease in RPO revenue of $4.1 million, or 18.6%, compared to the same period in 2023.
•Adjusted net revenue was $17.6 million for the three months ended June 30, 2024, compared to $22.6 million for the same period in 2023, a decrease of $5.0 million, or 22.0%.
◦On a constant currency basis, adjusted net revenue decreased $4.9 million, or 21.7%, primarily due to a decrease in RPO adjusted net revenue of $4.6 million, or 21.3%, compared to the same period in 2023.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $17.6 million for the three months ended June 30, 2024, compared to $20.9 million for the same period in 2023, a decrease of $3.3 million, or 15.8%.
◦On a constant currency basis, SG&A and Non-Op decreased $3.2 million, or 15.4%, as compared to the same period in 2023. SG&A and Non-Op as a percentage of revenue was 49.3% for the three months ended June 30, 2024, compared to 46.7% for the same period in 2023.

Index
•EBITDA was $0.0 million for the three months ended June 30, 2024, compared to EBITDA of $1.7 million for the same period in 2023, a decrease in EBITDA of $1.7 million. On a constant currency basis, EBITDA decreased $1.6 million.
•Net loss was $0.4 million for the three months ended June 30, 2024, compared to net income of $0.6 million for the same period in 2023, a decrease in net income of $1.0 million. On a constant currency basis, net income also decreased $1.0 million.
Summary of Financial Performance Highlights for the Six Months Ended
June 30, 2024
•Revenue was $69.6 million for the six months ended June 30, 2024, compared to $88.0 million for the same period in 2023, a decrease of $18.4 million, or 20.9%. The decrease in revenue was principally driven by declines in Australia and the US.
◦On a constant currency basis, the Company’s revenue decreased $17.4 million, or 20.0%, due to a decrease in RPO revenue of $9.7 million, or 22.3%, while contracting revenue decreased by $7.7 million, or 17.7%, compared to the same period in 2023.
•Adjusted net revenue was $33.9 million for the six months ended June 30, 2024, compared to $44.3 million for the same period in 2023, a decrease of $10.4 million, or 23.5%.
◦On a constant currency basis, adjusted net revenue decreased $10.2 million, or 23.1%, primarily due to a decrease in RPO adjusted net revenue of $9.8 million, or 23.2%, compared to the same period in 2023.
•SG&A and Non-Op was $36.6 million for the six months ended June 30, 2024, compared to $42.2 million for the same period in 2023, a decrease of $5.6 million, or 13.2%.
◦On a constant currency basis, SG&A and Non-Op decreased $5.4 million, or 12.8%, as compared to the same period in 2023. SG&A and Non-Op as a percentage of revenue was 52.6% for the six months ended June 30, 2024, compared to 48.3% for the same period in 2023.
•EBITDA loss was $2.7 million for the six months ended June 30, 2024, compared to EBITDA of $2.2 million for the same period in 2023, a decrease in EBITDA of $4.8 million. On a constant currency basis, EBITDA also decreased $4.8 million.
•Net loss was $3.3 million for the six months ended June 30, 2024, compared to net income of $0.9 million for the same period in 2023, a decrease in net income of $4.3 million. On a constant currency basis, net income also decreased $4.3 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2024 and 2023.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023			2024	2023
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$6,972	$8,569	$(8)	$8,561	$12,966	$17,841	$(6)	$17,835
Asia Pacific	22,649	28,402	(352)	28,050	44,158	55,678	(1,309)	54,369
EMEA	6,091	7,926	62	7,988	12,479	14,450	337	14,787
Total	$35,712	$44,897	$(298)	$44,599	$69,603	$87,969	$(978)	$86,991
Adjusted net revenue (a):
Americas	$6,344	$8,321	$(8)	$8,313	$12,149	$17,243	$(6)	$17,237
Asia Pacific	7,627	9,581	(119)	9,462	14,173	18,040	(404)	17,636
EMEA	3,644	4,681	34	4,715	7,623	9,064	214	9,278
Total	$17,615	$22,583	$(93)	$22,490	$33,945	$44,347	$(196)	$44,151
SG&A and Non-Op (b):
Americas	$6,001	$8,889	$(26)	$8,863	$12,725	$18,250	$(36)	$18,214
Asia Pacific	7,310	7,391	(100)	7,291	14,410	14,437	(342)	14,095
EMEA	3,528	3,815	24	3,839	7,232	7,739	185	7,924
Corporate	771	829	—	829	2,255	1,763	—	1,763
Total	$17,610	$20,924	$(102)	$20,822	$36,622	$42,189	$(193)	$41,996
Operating income (loss):
Americas	$252	$(555)	$(2)	$(557)	$(900)	$(1,180)	$(3)	$(1,183)
Asia Pacific	465	2,463	(19)	2,444	(55)	4,110	(65)	4,045
EMEA	221	901	9	910	491	1,346	28	1,374
Corporate	(1,125)	(1,454)	—	(1,454)	(2,763)	(2,903)	—	(2,903)
Total	$(187)	$1,355	$(12)	$1,343	$(3,227)	$1,373	$(40)	$1,333
Net income, consolidated	$(441)	$578	$9	$587	$(3,339)	$932	$1	$933
EBITDA (loss) (c):
Americas	$402	$(466)	$(3)	$(469)	$(462)	$(896)	$(4)	$(900)
Asia Pacific	224	2,131	(14)	2,117	(377)	3,565	(58)	3,507
EMEA	149	851	8	859	417	1,295	28	1,323
Corporate	(770)	(857)	(1)	(858)	(2,255)	(1,806)	—	(1,806)
Total	$5	$1,659	$(10)	$1,649	$(2,677)	$2,158	$(34)	$2,124

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2024	2023	2024	2023
Net (loss) income	$(441)	$578	$(3,339)	$932
Adjustments to Net (loss) income
Provision for income taxes	253	857	165	718
Interest income, net	(94)	(130)	(187)	(194)
Depreciation and amortization expense	287	354	684	702
Total adjustments from net (loss) income to EBITDA	446	1,081	662	1,226
EBITDA (loss)	$5	$1,659	$(2,677)	$2,158

Index
Results of Operations
Americas (reported currency)

Revenue - Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$7.0	$8.6	$(1.6)	(19)%	$13.0	$17.8	$(4.9)	(27)%

    For the three months ended June 30, 2024, RPO revenue decreased by $1.5 million, or 19%, while contracting revenue decreased by $0.0 million, or 22%, compared to the same period in 2023. The decreases in both RPO and contracting revenue were mainly due to lower demand from existing clients.

    For the six months ended June 30, 2024, RPO revenue decreased by $4.7 million, or 27%, while contracting revenue decreased by $0.2 million, or 38%, as compared to the same period in 2023. The decreases in both RPO and contracting revenue were due to the same factor noted above.

Adjusted Net Revenue - Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$6.3	$8.3	$(2.0)	(24)%	$12.1	$17.2	$(5.1)	(30)%
Adjusted net revenue as a percentage of revenue	91%	97%	N/A	N/A	94%	97%	N/A	N/A

    For the three and six months ended June 30, 2024, RPO adjusted net revenue decreased by $2.0 million, or 24%, and $5.1 million, or 29%, respectively, compared to 2023. The decrease in RPO adjusted net revenue was due to the same factor noted above under “Revenue – Americas”.

For the three months ended June 30, 2024 and 2023, total adjusted net revenue as a percentage of revenue was 91%, compared to 97% for the same period in 2023. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the lower mix of RPO to contracting revenue.

    For the six months ended June 30, 2024, total adjusted net revenue as a percentage of revenue was 94%, compared to 97% for the same period in 2023. The decrease in total adjusted net revenue as a percentage of revenue was due to the same factor noted above.

Index
SG&A and Non-Op -Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$6.0	$8.9	$(2.9)	(32)%	$12.7	$18.2	$(5.5)	(30)%
SG&A and Non-Op as a percentage of revenue	86%	104%	N/A	N/A	98%	102%	N/A	N/A

    For the three months ended June 30, 2024, SG&A and Non-Op decreased $2.9 million, or 32%, compared to the same period in 2023, while SG&A and Non-Op as a percentage of revenue decreased from 104% to 86%. The decrease in SG&A and No-Op was principally due to lower consultant staff costs. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in consultant staff costs as a percentage of adjusted net revenue.

For the six months ended June 30, 2024, SG&A and Non-Op decreased $5.5 million, or 30%, compared to the same period in 2023, while SG&A and Non-Op as a percentage of revenue decreased from 102% to 98%. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the same factor noted above.

Operating (Loss) Income and EBITDA -Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating (loss) income	$0.3	$(0.6)	$0.8	145%	$(0.9)	$(1.2)	$0.3	24%
EBITDA (loss)	$0.4	$(0.5)	$0.9	186%	$(0.5)	$(0.9)	$0.4	48%
EBITDA (loss) as a percentage of revenue	6%	(5)%	N/A	N/A	(4)%	(5)%	N/A	N/A

For the three months ended June 30, 2024, operating income was $0.3 million, compared to operating loss of $0.6 million in 2023, and EBITDA was $0.4 million, compared to EBITDA loss of $0.5 million in 2023.

For the six months ended June 30, 2024, operating loss was $0.9 million, compared to operating loss of $1.2 million in 2023, and EBITDA loss was $0.5 million, compared to EBITDA loss of $0.9 million in 2023.
The increases in operating income and EBITDA for the three and six months ended June 30, 2024, were due to the same factors noted above.

Index
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$22.6	$28.0	$(5.4)	(19)%	$44.2	$54.4	$(10.2)	(19)%

For the three months ended June 30, 2024, contracting revenue decreased by $3.8 million, or 20%, while RPO revenue decreased $1.6 million, or 18%, compared to 2023, as discussed below.

    In Australia, revenue decreased $6.5 million, or 26%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily driven by contracting revenue which declined by $3.9 million, or 22% driven by reduced demand from existing clients. RPO revenue declined by $2.6 million, or 36%, compared to 2023, also due to lower demand from existing clients.

    In Asia, revenue increased $1.2 million, or 44%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase in revenue was primarily driven by the acquisition of Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Acquisition”) (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 58 percentage points to the revenue growth.

For the six months ended June 30, 2024, contracting revenue decreased by $6.9 million, or 18%, while RPO revenue decreased by $3.4 million, or 20%, as discussed below.

    In Australia, revenue decreased $11.9 million, or 24%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily in contracting revenue, which decreased by $6.8 million, or 19%, while RPO revenue decreased by $5.0 million, or 38%, compared to 2023. The decreases in contracting and recruitment revenue were primarily due to lower demand from existing clients.

    In Asia, revenue increased $1.8 million or 35%, for the six months ended June 30, 2024, compared to 2023. The increase in revenue was primarily driven by the Singapore Acquisition, which contributed 46 percentage points to the revenue growth.

Adjusted net revenue - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$7.6	$9.5	$(1.8)	(19)%	$14.2	$17.6	$(3.5)	(20)%
Adjusted net revenue as a percentage of revenue	34%	34%	N/A	N/A	32%	32%	N/A	N/A

For the three months ended June 30, 2024, RPO adjusted net revenue declined by $1.5 million, or 18%, while contracting adjusted net revenue decreased $0.3 million or 32%, compared to the same period in 2023.

    In Australia, adjusted net revenue decreased by $2.8 million, or 36%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily reflected in RPO adjusted net revenue, which declined $2.5 million, or 37%, while contracting adjusted net revenue decreased by $0.3 million, or 28% compared to 2023.

    In Asia, adjusted net revenue increased by $0.9 million, or 56%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase in adjusted net revenue was primarily driven by the acquisition of Hudson Global

Index
Resources (Singapore) Pte. Ltd. (“Singapore Acquisition”) (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 76 percentage points to the adjusted net revenue growth.

Total adjusted net revenue as a percentage of revenue was 34% for the each of three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, RPO adjusted net revenue decreased by $3.0 million, or 19%, while contracting adjusted net revenue decreased by $0.4 million or by 25%, compared to the same period in 2023.

    In Australia, adjusted net revenue decreased by $5.1 million, or 35%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily reflected in RPO adjusted net revenue, which declined by $4.7 million, or 37%, while contracting adjusted net revenue decreased by $0.4 million, or 24%, compared to 2023.

    In Asia, adjusted net revenue increased by $1.6 million, or 50%, for the six months ended June 30, 2024, compared to the same period in 2023. The increase in adjusted net revenue was primarily driven by the Singapore Acquisition, which contributed 63 percentage points to the revenue growth.

Total adjusted net revenue as a percentage of revenue was 32% for each of the six months ended June 30, 2024 and 2023.

SG&A and Non-Op - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$7.3	$7.3	$—	—%	$14.4	$14.1	$0.3	2%
SG&A and Non-Op as a percentage of revenue	32%	26%	N/A	N/A	33%	26%	N/A	N/A

For the three months ended June 30, 2024, SG&A and Non-Op increased slightly, compared to the same period in 2023.

For the six months ended June 30, 2024, SG&A and Non-Op increased $0.3 million, or 2%, compared to the same periods in 2023. The increase in SG&A and Non-Op was primarily due to the Singapore Acquisition.

For three and six months ended June 30, 2024, SG&A and Non-Op as a percentage of revenue was 32% and 33%, as compared to 26%, respectively, for the same periods in 2023. For the three and six months ended June 30, 2024, the increase in SG&A and Non-Op as a percentage of revenue was principally due to the Singapore Acquisition.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$0.5	$2.4	$(2.0)	(81)%	$(0.1)	$4.0	$(4.1)	(101)%
EBITDA (loss)	$0.2	$2.1	$(1.9)	(89)%	$(0.4)	$3.5	$(3.9)	(111)%
EBITDA as a percentage of revenue	1%	8%	N/A	N/A	(1)%	6%	N/A	N/A

Index
For the three months ended June 30, 2024, operating income was $0.5 million, compared to operating income of $2.4 million in 2023, and EBITDA was $0.2 million, or 1% of revenue, compared to EBITDA of $2.1 million, or 8% of revenue, in 2023. The decreases in operating income and EBITDA were principally due to the declines in adjusted net revenue, as described above.

For the six months ended June 30, 2024, operating loss was $0.1 million, compared to operating income of $4.0 million in 2023, and EBITDA loss was $0.4 million, or 1% of revenue, compared to EBITDA of $3.5 million, or 6% of revenue, in 2023. The decreases in operating income and EBITDA were principally due to the declines in adjusted net revenue, as described above.
Europe, Middle East, and Africa ("EMEA") (constant currency)
Revenue - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Revenue	$6.1	$8.0	$(1.9)	(24)%	$12.5	$14.8	$(2.3)	(16)%

    For the three months ended June 30, 2024, contracting revenue decreased by $1.0 million or 29%, while RPO revenue decreased by $0.9 million or 20%, compared to the same period in 2023, as further discussed below.

    In the U.K., for the three months ended June 30, 2024, revenue decreased by $2.1 million, or 28%. The change was driven by a decrease in RPO and contracting revenue of $1.2 million, or 27%, and $1.0 million, or 29%, respectively, compared to the same period in 2023. The decreases were due to lower demand from existing clients.

    In Continental Europe, total revenue was $0.6 million for the three months ended June 30, 2024, an increase of $0.2 million, or 60% compared to 2023. The increase was primarily due to new client wins.

For the six months ended June 30, 2024, RPO revenue decreased by $1.7 million, or 18%, while contracting revenue decreased by $0.7 million, or 12%, compared to the same period in 2023.

    In the U.K., for the six months ended June 30, 2024 revenue decreased by $2.6 million, or 19%, compared to the same period in 2023. The decrease was driven by RPO revenue, which declined $2.0 million, or 23%, while contracting revenue decreased by $0.7 million, or 12%.

    In Continental Europe, total revenue was $1.1 million for the six months ended June 30, 2024, an increase of $0.3 million, or 42%, compared to the same period in 2023. The increase was primarily due to new client wins.

Adjusted Net Revenue - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Adjusted net revenue	$3.6	$4.7	$(1.1)	(23)%	$7.6	$9.3	$(1.7)	(18)%
Adjusted net revenue as a percentage of revenue	60%	59%	N/A	N/A	61%	63%	N/A	N/A

For the three months ended June 30, 2024, adjusted net revenue decreased by $1.1 million, or 23%, driven by a decrease in RPO revenue of $1.0 million, or 23%, led by the U.K. as discussed below.

Index
    In the U.K., total adjusted net revenue for the three months ended June 30, 2024 decreased by $1.3 million, or 30%, compared to 2023. The decrease was driven by RPO adjusted net revenue, which declined by $1.3 million, or 30%, compared to 2023.

    In Continental Europe, total adjusted net revenue was $0.6 million for the three months ended June 30, 2024, an increase of $0.2 million, or 67% compared to 2023. The increase was primarily due to new client wins.

For the six months ended June 30, 2024, adjusted net revenue decreased by $1.7 million, or 18%, driven by a decrease in RPO revenue, which declined $1.7 million, or 19%, compared to the same period in 2023.

    In the U.K., total adjusted net revenue for the six months ended June 30, 2024 decreased by $2.0 million, or 23%, compared to the same period in 2023, driven by a decrease in RPO of $2.0 million, or 24%.

    In Continental Europe, for the six months ended June 30, 2024, total adjusted net revenue increased by $0.3 million, or 45%, compared to the same period in 2023, due to new client wins.

SG&A and Non-Op - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
SG&A and Non-Op	$3.5	$3.8	$(0.3)	(8)%	$7.2	$7.9	$(0.7)	(9)%
SG&A and Non-Op as a percentage of revenue	58%	48%	N/A	N/A	58%	54%	N/A	N/A

For the three and six months ended June 30, 2024, SG&A and Non-Op decreased $0.3 million, or 8%, and $0.7 million, or 9%, respectively, compared to the same periods in 2023. The decreases in SG&A and Non-Op were primarily the result of lower consultant staff costs in the current year.

For the three and six months ended June 30, 2024, SG&A and Non-Op as a percentage of revenue was 58% and 58%, compared to 48% and 54%, respectively, in 2023. The increases in SG&A and Non-Op as a percentage of revenue were primarily due to the revenue declines outpacing decreases in SG&A and Non-op.

Operating Income and EBITDA - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Operating income	$0.2	$0.9	$(0.7)	(76)%	$0.5	$1.4	$(0.9)	(64)%
EBITDA	$0.1	$0.9	$(0.7)	(83)%	$0.4	$1.3	$(0.9)	(69)%
EBITDA as a percentage of revenue	2%	11%	N/A	N/A	3%	9%	N/A	N/A

    For the three months ended June 30, 2024, operating income was $0.2 million, compared to operating income of $0.9 million for the same period in 2023, and EBITDA was $0.1 million, or 2% of revenue, compared to EBITDA of $0.9 million, or 11% of revenue, for the same period in 2023.

For the six months ended June 30, 2024, operating income was $0.5 million, compared to operating income of $1.4 million for the same period in 2023, and EBITDA was $0.4 million, or 3% of revenue, compared to EBITDA of $1.3 million, or 9% of revenue, for the same period in 2023.

Index
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $0.8 million for the three months ended June 30, 2024 as compared to $0.9 million for the same period in 2023, representing a decrease of $0.1 million. The decrease in Corporate expenses was primarily due to lower stock compensation expense.

    For the six months ended June 30, 2024, corporate expenses were $2.3 million compared to $1.8 million for the same period in 2023, an increase of $0.4 million. The increase was primarily due to higher professional fees, and lower corporate allocations, partially offset by lower travel and entertainment expenses.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2024, compared to $0.4 million and $0.7 million for the same periods in 2023, respectively.

Other Income (expense), Net

Other expense, net was $0.1 million for each of the three months ended June 30, 2024 and 2023. For the six months ended June 30, 2024, other expense, net was $0.1 million, compared to other income, net of $0.1 million in 2023.

Provision for Income Taxes

    The provision for income taxes for the six months ended June 30, 2024 was $0.2 million on $3.2 million of pre-tax income, compared to a provision for income tax of $0.7 million on $1.7 million of pre-tax income for the same period in 2023. The effective tax rates for the six months ended June 30, 2024 and 2023 were negative 5% and positive 44%, respectively. For the six months ended June 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expense. For the six months ended June 30, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income (Loss)

    Net loss was $0.4 million for the three months ended June 30, 2024, compared to net income of $0.6 million for the three months ended June 30, 2023, a decrease in net income of $1.0 million. Basic and diluted loss per share were both $0.15 for the three months ended June 30, 2024, compared to basic and diluted earnings per share of $0.19 and $0.18, respectively, for the same period in 2023.

Net loss was $3.3 million for the six months ended June 30, 2024, compared to net income of $0.9 million for the same period in 2023, a decrease in net income of $4.3 million. Basic and diluted loss per share were $1.10 for the six months ended June 30, 2024, compared to basic and diluted earnings per share of $0.30 for the same period in 2023.

Index
Liquidity and Capital Resources

    As of June 30, 2024, cash and cash equivalents and restricted cash totaled $15.3 million, compared to $23.2 million as of December 31, 2023. The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
$ in millions	2024	2023
Net cash used in operating activities	$(6.1)	$(2.3)
Net cash provided by (used in) investing activities	1.1	—
Net cash used in financing activities	(2.6)	(2.0)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.3)	(0.1)
Net decrease in cash, cash equivalents, and restricted cash	$(7.9)	$(4.5)

Cash Flows from Operating Activities

    For the six months ended June 30, 2024, net cash used in operating activities was $6.1 million, compared to $2.3 million of net cash used in operating activities for the same period in 2023, resulting in a $3.8 million increase in net cash used. The increase in net cash used was principally driven by the Company’s lower net income in 2024, as well as less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the six months ended June 30, 2024, net cash provided by investing activities was $1.1 million compared to $0.0 million of net cash used in investing activities in 2023. Net cash provided by investing activities in 2024 reflects cash received from benefit payouts of $1.1 million.

Cash Flows from Financing Activities

    For the six months ended June 30, 2024, net cash used in financing activities was $2.6 million, compared to net cash used in financing activities of $2.0 million in 2023. The increase in net cash used was attributed to shares repurchases of common stock of $2.4 million in 2024, including cash paid for tax withholdings compared to the previous year.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2024, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $9 for the three and six months ended June 30, 2024, respectively, and $5 and $9 for the three and six months ended June 30, 2023, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2024.

Index
On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. Interest expense and fees incurred on the HSBC Facility Agreement were $2 and $6 for the three and six months ended June 30, 2024.

Liquidity and Capital Resources Outlook

    As of June 30, 2024, the Company had cash and cash equivalents on hand of $14.7 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of June 30, 2024. The Company’s near-term cash requirements during 2024 are primarily related to the funding of the Company’s operations. For the full year 2024, the Company expects to make capital expenditures of less than $0.5 million.
    As of June 30, 2024, $7.4 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($2.8 million), the U.K. ($1.1 million), the Philippines ($0.7 million), Singapore ($0.7 million), India ($0.3 million), Belgium ($0.3 million), Switzerland ($0.2 million), and China ($0.2 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of June 30, 2024 and December 31, 2023. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index
Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the six months ended June 30, 2024.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2024 - April 30, 2024	—	$—	—	$3,958,977
May 1, 2024 - May 31, 2024	69,302	$16.92	69,302	$2,786,278
June 1, 2024 - June 30, 2024	17,886	$16.28	17,886	$2,495,145
Total	87,188	$16.79	87,188

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

During the six months ended June 30, 2024, the Company repurchased a total of 131,438 shares of its common stock for a cost of $2.1 million under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $0.7 million that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1.2 million, as well as 17,621 shares of its common stock on the open market for a cost of $0.3 million. For the six months ended June 30, 2023, the Company repurchased 27,277 shares of its common stock on the open market for $0.6 million. As of June 30, 2024, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 644,850 shares for a total cost of $12.5 million, completing the July 30, 2015 authorization and leaving $2.5 million available for purchase under the August 8, 2023 authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

Index

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 6.    EXHIBITS

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description
10.1
Second Amendment to Rights Agreement, dated as of June 18, 2024, by and between Hudson Global, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on June 21, 2024).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	August 8, 2024	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2024	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)