Form 10-Q
period 2024-09-30
Hudson Global, Inc.
filed 2024-11-12
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 25, 2024
Common Stock - $0.001 par value	2,731,185

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$36,853	$39,398	$106,456	$127,367

Operating expenses:
Direct contracting costs and reimbursed expenses	18,250	20,028	53,908	63,650
Salaries and related	14,908	14,335	44,399	49,206
Office and general	2,823	2,503	8,164	7,991
Marketing and promotion	971	881	2,627	2,794
Depreciation and amortization	358	374	1,042	1,076
Total operating expenses	37,310	38,121	110,140	124,717
Operating (loss) income	(457)	1,277	(3,684)	2,650
Non-operating income (expense):
Interest income, net	93	90	280	284
Other (expense) income, net	(184)	(404)	(318)	(321)
(Loss) income before income taxes	(548)	963	(3,722)	2,613
Provision for income taxes	298	430	463	1,148
Net (loss) income	$(846)	$533	$(4,185)	$1,465
(Loss) earnings per share:
Basic	$(0.28)	$0.17	$(1.39)	$0.48
Diluted	$(0.28)	$0.17	$(1.39)	$0.47
Weighted-average shares outstanding:
Basic	2,975	3,068	3,009	3,062
Diluted	2,975	3,141	3,009	3,134

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive (loss) income:
Net (loss) income	$(846)	$533	$(4,185)	$1,465
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,124	(498)	606	(561)
Total other comprehensive income (loss), net of income taxes	1,124	(498)	606	(561)
Comprehensive (loss) income	$278	$35	$(3,579)	$904

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$15,835	$22,611
Accounts receivable, less allowance for expected credit losses of $372 and $378, respectively	24,475	19,710
Restricted cash, current	457	354
Prepaid and other	2,254	3,172
Total current assets	43,021	45,847
Property and equipment, net of accumulated depreciation of $1,750 and $1,564, respectively	301	421
Operating lease right-of-use assets	1,272	1,431
Goodwill	5,771	5,749
Intangible assets, net of accumulated amortization of $3,646 and $2,771, respectively	2,759	3,628
Deferred tax assets, net	3,634	3,360
Restricted cash, non-current	201	205
Other assets	195	317
Total assets	$57,154	$60,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,166	$868
Accrued salaries, commissions, and benefits	5,461	4,939
Accrued expenses and other current liabilities	5,757	4,635
Operating lease obligations, current	757	768
Total current liabilities	13,141	11,210
Income tax payable	91	87
Operating lease obligations	543	664
Other liabilities	439	443
Total liabilities	14,214	12,404
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 4,006 and 3,896 shares issued; 2,731 and 2,807 shares outstanding, respectively	4	4
Additional paid-in capital	493,981	493,036
Accumulated deficit	(429,432)	(425,247)
Accumulated other comprehensive loss, net of applicable tax	(684)	(1,290)
Treasury stock, 1,275 and 1,089 shares, respectively, at cost	(20,929)	(17,949)
Total stockholders’ equity	42,940	48,554
Total liabilities and stockholders’ equity	$57,154	$60,958

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(4,185)	$1,465
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,042	1,076
Provision for expected credit losses	3	44
Benefit from deferred income taxes	(203)	(38)
Stock-based compensation	1,046	987
Changes in operating assets and liabilities, net of effect of dispositions:
(Increase) decrease in accounts receivable	(4,162)	876
Increase in prepaid and other assets	(105)	(365)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	1,757	(7,066)
Net cash used in by operating activities	(4,807)	(3,021)
Cash flows from investing activities:
Capital expenditures	(22)	(64)
Proceeds from corporate benefit policy	1,076	—
Net cash provided by (used in) investing activities	1,054	(64)
Cash flows from financing activities:
Payments for business acquisition liabilities	—	(1,250)
Purchase of treasury stock (including payment of tax withholdings)	(2,775)	(774)
Cash paid for net settlement of employee restricted stock units	(204)	(222)
Net cash used in financing activities	(2,979)	(2,246)
Effect of exchange rates on cash, cash equivalents, and restricted cash	55	(170)
Net decrease in cash, cash equivalents, and restricted cash	(6,677)	(5,501)
Cash, cash equivalents, and restricted cash, beginning of the period	23,170	27,477
Cash, cash equivalents, and restricted cash, end of the period	$16,493	$21,976
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$280	$285
Net cash payments during the period for income taxes	$254	$1,979
Cash paid for amounts included in operating lease liabilities	$600	$412
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$416	$837

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,751	$42,564	2,823	$46,684	2,807	$48,554	2,794	$45,792

Common stock and additional paid-in capital:
Beginning balance	4,003	493,504	3,889	492,427	3,896	493,040	3,823	491,571
Stock-based compensation expense	3	481	2	131	110	945	68	987
Ending balance	4,006	493,985	3,891	492,558	4,006	493,985	3,891	492,558

Treasury stock:
Beginning balance	(1,252)	(20,546)	(1,066)	(17,528)	(1,089)	(17,949)	(1,029)	(16,746)
Purchase of treasury stock (including payment of tax withholdings)	(23)	(377)	(10)	(201)	(173)	(2,776)	(37)	(774)
Purchase of net settled restricted stock from employees	—	(6)	—	(13)	(13)	(204)	(10)	(222)
Ending balance	(1,275)	(20,929)	(1,076)	(17,742)	(1,275)	(20,929)	(1,076)	(17,742)

Accumulated other comprehensive loss:
Beginning balance		(1,808)		(1,702)		(1,290)		(1,639)
Other comprehensive income (loss)		1,124		(498)		606		(561)
Ending balance		(684)		(2,200)		(684)		(2,200)

Accumulated deficit:
Beginning balance		(428,586)		(426,513)		(425,247)		(427,394)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses		—		—		—		(51)
Net (loss) income		(846)		533		(4,185)		1,465
Ending balance		(429,432)		(425,980)		(429,432)		(425,980)

Total stockholders’ equity, ending balance	2,731	$42,940	2,815	$46,636	2,731	$42,940	2,815	$46,636

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

On March 12, 2024 and April 15, 2024, the Company announced that it had entered into strategic agreements with Executive Solutions and Striver, respectively, both of which are Dubai-based talent solutions companies. These agreements allowed the Company to expand its global footprint and client base in the Middle East market. The Company evaluated the agreements under ASC 805 “Business Combinations” and determined that the transactions did not qualify as either business combinations or asset purchases. Payments associated with these agreements were classified as compensation expense and were included in the “Salaries and related” caption on the Company’s Condensed Consolidated Statements of Operations.
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
See Note 15 to the Condensed Consolidated Financial Statements for further details regarding the Company’s reportable segments: Americas, Asia Pacific, and EMEA.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. No bonuses were approved and paid to our contract employees on behalf of our clients in the nine months ended September 30, 2024. Bonuses of $0.5 million were approved and paid to our contract employees in the nine months ended September 30, 2023.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, deferred revenue was $108 and $96, respectively.

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

	Three Months Ended September 30,
	2024	2023
RPO	$17,569	$18,876
Contracting	19,284	20,522
Total Revenue	$36,853	$39,398

	Nine Months Ended September 30,
	2024	2023
RPO	$51,177	$62,316
Contracting	55,279	65,051
Total Revenue	$106,456	$127,367

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $7,106 and $5,163 as of September 30, 2024 and December 31, 2023, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

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

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
Accounts Receivable:	2024	2023
Billed receivables	$17,741	$14,925
Unbilled receivables	7,106	5,163
Accounts Receivable, Gross	$24,847	$20,088
Allowance for expected credit losses	(372)	(378)
Accounts Receivable, Net	$24,475	$19,710

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$378	$102	$378	$51
Provision for expected credit losses	—	44	3	44
Write-offs	(6)	—	(9)	—
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	—	—	51
Ending Balance	$372	$146	$372	$146

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

The Singapore Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $2,574, consisted of the amount paid in cash of $2,546 and a preliminary working capital adjustment of $28. Potential contingent earn-out payments of up to approximately $317 were excluded from the purchase price, and no fair value was assigned to the earn-out, as the seller did not achieve the associated revenue milestones through December 2023. The purchase price, which included $491 of cash and cash equivalents acquired, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 31, 2023, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in Singapore and Southeast Asia.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of September 30, 2024, there were 116,546 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the nine months ended September 30, 2024, the Company granted 47,647 restricted stock units subject to performance vesting conditions for the year ended December 31, 2024, and granted 12,540 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions. For the nine months ended September 30, 2023, the Company granted 28,841 restricted stock units subject to performance vesting conditions for the year ended December 31, 2023.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the nine months ended September 30, 2024 was as follows:

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2024, the Company granted 17,540 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of September 30, 2024, 231,406 restricted stock units are deferred under the Company’s ISAP.
For the three and nine months ended September 30, 2024 and 2023, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted shares of common stock	$—	$—	$—	$16
Restricted stock units	481	131	945	971
Restricted stock units-cash settled liabilities	—	—	101	—
Total	$481	$131	$1,046	$987

Restricted Stock Units
    As of September 30, 2024, the Company had $704 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years. Restricted stock units have no voting or dividend rights until the awards are vested.
    Changes in the Company’s restricted stock units for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2024	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	47,647	$14.51	30,080	$17.00	77,727	$15.47
Vested	(58,051)	$22.27	(24,723)	$18.34	(82,774)	$21.09
Forfeited	(28,841)	$22.27	(340)	$17.72	(29,181)	$22.22
Unvested restricted stock units at September 30, 2024	56,019	$17.76	85,439	$16.13	141,458	$16.78
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
Shares of Common Stock
There were no vested or unvested of restricted shares of common stock for nine months ended September 30, 2024. Changes in the Company’s restricted shares of common stock for the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2023
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1	17,410	$9.57
Vested	(17,410)	$9.57
Unvested restricted shares of common stock at September 30,	—	$—

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
Effective Tax Rate
    The provision for income taxes for the nine months ended September 30, 2024 was $463 on a pre-tax loss of $3,722, compared to a provision for income taxes of $1,148 on pre-tax income of $2,613 for the same period in 2023. The Company’s effective income tax rate ("ETR") was negative 12% and positive 44% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized foreign tax rate differences, and

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
non-deductible expense. For the nine months ended September 30, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. The current YTD ETR differs significantly from the prior period YTD ETR primarily due to the interaction of similar rate reconciliation items, including change in valuation allowance, with a negative pretax book income in the current period versus positive pretax book income in the prior year comparative period.
Uncertain Tax Positions
    As of both September 30, 2024 and December 31, 2023, the Company had $60, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of September 30, 2024 and December 31, 2023, the Company had $31 and $27, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
The statute of limitations for capital gains taxes on the transfer of shares in Spain lapsed in January 2023. The FIN48 reserve for Spain capital gains taxes, interest, and penalties of approximately $408 was released as a tax benefit in the first quarter of 2023.
        Based on information available as of September 30, 2024, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2024, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2023 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of September 30, 2024 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of September 30, 2024 and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

    A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024		2023
Earnings (loss) per share (“EPS”):
Basic	$(0.28)		$0.17	$(1.39)		$0.48
Diluted	$(0.28)		$0.17	$(1.39)		$0.47
EPS numerator - basic and diluted:
Net (loss) income	$(846)		$533	$(4,185)		$1,465
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,975		3,068	3,009		3,062
Common stock equivalents: restricted stock units and restricted shares of common stock	—	(a)	73	—	(a)	72
Weighted average number of common stock outstanding - diluted	2,975		3,141	3,009		3,134

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
    The weighted average number of shares outstanding used in the computation of diluted net earnings per share for the three and nine months ended September 30, 2024 and 2023 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted stock units	—	22,540	—	300
Total	—	22,540	—	300

NOTE 10– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $847 on October 31, 2023 in connection with the Singapore Acquisition (See Note 6 for further information on the Singapore Acquisition).

For the nine months ended September 30, 2024 and the twelve months ended December 31, 2023, the changes in carrying amount of goodwill were as follows:

Carrying Value
2024
Goodwill, January 1,	$5,749
Currency translation	22
Goodwill, September 30, 2024	$5,771

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Carrying Value
2023
Goodwill, January 1,	$4,875
Acquisitions	847
Currency translation	27
Goodwill, December 31, 2023	$5,749

Intangible Assets
The Company’s intangible assets consisted of the following components as of September 30, 2024 and December 31, 2023:

September 30, 2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.0	$148	$(112)	$36
Trade name	6.2	1,640	(678)	962
Customer lists	2.8	3,960	(2,224)	1,736
Developed technology	0.4	657	(632)	25
		$6,405	$(3,646)	$2,759

December 31, 2023	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.4	$147	$(98)	$49
Trade name	6.7	1,638	(515)	1,123
Customer lists	3.5	3,957	(1,690)	2,267
Developed technology	0.9	657	(468)	189
		$6,399	$(2,771)	$3,628

Amortization expense for the three and nine months ended September 30, 2024 was $293 and $875, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the nine months ended September 30, 2024 and 2023.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2024, and for each of the next fiscal years are as follows:

2024	$256
2025	872
2026	637
2027	551
2028	130
Thereafter	313
$2,759

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2024 Beginning Balance	Amortization	Translation and Other	September 30, 2024 Ending Balance
Non-compete agreements	$49	$(14)	$1	$36
Trade name	1,123	(163)	2	962
Customer lists	2,267	(534)	3	1,736
Developed technology	189	(164)	—	25
	$3,628	$(875)	$6	$2,759

NOTE 11 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
    Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$15,835	$22,611
Restricted cash, current	457	354
Restricted cash, non-current	201	205
Total cash, cash equivalents, and restricted cash	$16,493	$23,170

    Restricted cash primarily includes lease and collateral deposits, as well as bank guarantees for licensing.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any legal reserves as of September 30, 2024 and December 31, 2023.
Operating Leases
    Our office space leases have lease terms of one year to four years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the nine months ended September 30, 2024 and 2023 were $1,010 and $877, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of September 30, 2024 was 2.5 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of September 30, 2024, future minimum operating lease payments are as follows:

	2024	2025	2026	2027	2028	2029	Total
Minimum lease payments	$219	$648	$168	$93	$95	$78	$1,301

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2024, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $13 for the three and nine months ended September 30, 2024, respectively, and $4 and $13 for the three and nine months ended September 30, 2023, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2024.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. Interest expense and fees incurred on the HSBC Facility Agreement were $6 for the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024 the Company repurchased a total of 154,084 shares of its common stock for a cost of $2,495 under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $655 that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1,181, as well as 40,267 shares of its common stock on the open market for a cost of $659. For the nine months ended September 30, 2023, the Company repurchased 36,842 shares of its common stock on the open market for $774. As of September 30, 2024,

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 667,496 shares for a total cost of $12,882, completing the July 30, 2015 authorization and leaving $2,119 available for purchase under the August 8, 2023 authorization.

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

NOTE 14 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000. The registration statement was declared effective by the SEC on July 26, 2022. As of September 30, 2024, no securities had been offered or issued under the registration statement.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2024
Revenue, from external customers	$7,578	$22,560	$6,715	$—	$—	$36,853
Inter-segment revenue	28	1	8	—	(37)	—
Total revenue	$7,606	$22,561	$6,723	$—	$(37)	$36,853
Adjusted net revenue, from external customers (a)	$6,634	$7,847	$4,122	$—	$—	$18,603
Inter-segment adjusted net revenue	29	(27)	(2)	—	—	—
Total adjusted net revenue	$6,663	$7,820	$4,120	$—	$—	$18,603
EBITDA (loss) (b)	$351	$312	$42	$(988)	$—	$(283)
Depreciation and amortization	(308)	(40)	(6)	(4)	—	(358)
Intercompany dividend/interest (expense) income, net	—	(134)	—	134	—	—
Interest income, net	—	2	—	91	—	93
Provision for income taxes	(44)	(111)	(94)	(49)	—	(298)
Net income (loss)	$(1)	$29	$(58)	$(816)	$—	$(846)

For The Nine Months Ended September 30, 2024
Revenue, from external customers	$20,544	$66,718	$19,194	$—	$—	$106,456
Inter-segment revenue	142	1	42	—	(185)	—
Total revenue	$20,686	$66,719	$19,236	$—	$(185)	$106,456
Adjusted net revenue, from external customers (a)	$18,783	$22,020	$11,745	$—	$—	$52,548
Inter-segment adjusted net revenue	142	(166)	24	—	—	—
Total adjusted net revenue	$18,925	$21,854	$11,769	$—	$—	$52,548
EBITDA (loss) (b)	$(111)	$(65)	$459	$(3,243)	$—	$(2,960)
Depreciation and amortization	(889)	(124)	(20)	(9)	—	(1,042)
Intercompany dividend/interest (expense) income, net	—	(397)	—	397	—	—
Interest income, net	—	7	—	273	—	280
Provision for income taxes	(111)	90	(347)	(95)	—	(463)
Net income (loss)	$(1,111)	$(489)	$92	$(2,677)	$—	$(4,185)

As of September 30, 2024
Accounts receivable, net	$5,103	$12,315	$7,057	$—	$—	$24,475
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,908	$1,865	$27	$31	$—	$8,831
Total assets	$14,199	$24,269	$11,356	$7,330	$—	$57,154

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended September 30, 2023
Revenue, from external customers	$7,167	$26,106	$6,125	$—	$—	$39,398
Inter-segment revenue	119	—	18	—	(137)	—
Total revenue	$7,286	$26,106	$6,143	$—	$(137)	$39,398
Adjusted net revenue, from external customers (a)	$6,854	$8,694	$3,822	$—	$—	$19,370
Inter-segment adjusted net revenue	119	(109)	(19)	—	9	—
Total adjusted net revenue (a)	$6,973	$8,585	$3,803	$—	$9	$19,370
EBITDA (loss) (b)	$20	$1,890	$(300)	$(363)	$—	$1,247
Depreciation and amortization	(313)	(52)	(7)	(2)	—	(374)
Intercompany (expense) interest income, net	—	(128)	—	128	—	—
Interest (expense) income, net	—	2	—	88	—	90
Provision for income taxes	(44)	(520)	26	108	—	(430)
Net income (loss)	$(337)	$1,192	$(281)	$(41)	$—	$533

For The Nine Months Ended September 30, 2023
Revenue, from external customers	$25,008	$81,784	$20,575	$—	$—	$127,367
Inter-segment revenue	230	—	(6)	—	(224)	—
Total revenue	$25,238	$81,784	$20,569	$—	$(224)	$127,367
Adjusted net revenue, from external customers (a)	$24,097	$26,734	$12,886	$—	$—	$63,717
Inter-segment adjusted net revenue	230	(147)	(66)	—	(17)	—
Total adjusted net revenue	$24,327	$26,587	$12,820	$—	$(17)	$63,717
EBITDA (loss) (b)	$(876)	$5,455	$995	$(2,169)	$—	$3,405
Depreciation and amortization	(936)	(111)	(22)	(7)	—	(1,076)
Intercompany (expense) interest income, net	—	(375)	1,218	375	(1,218)	—
Interest (expense) income, net	—	6	—	278	—	284
(Provision for) benefit from income taxes	111	(1,440)	(387)	568	—	(1,148)
Net income (loss)	$(1,701)	$3,535	$1,804	$(955)	$(1,218)	$1,465

As of December 31, 2023
Accounts receivable, net	$5,502	$9,280	$4,928	$—	$—	$19,710
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,773	$1,954	$33	$38	$—	$9,798
Total assets	$17,632	$23,604	$11,064	$8,658	$—	$60,958

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

Geographic Data Reporting
    A summary of revenues for the three and nine months ended September 30, 2024 and 2023 and net assets by geographic area as of September 30, 2024 and 2023 and as of December 31, 2023, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended September 30, 2024
Revenue (a)	$18,089	$7,233	$5,913	$5,618	$36,853
For The Three Months Ended September 30, 2023
Revenue (a)	$23,620	$6,706	$5,807	$3,265	$39,398
For The Nine Months Ended September 30, 2024
Revenue (a)	$54,770	$19,577	$17,317	$14,792	$106,456
For The Nine Months Ended September 30, 2023
Revenue (a)	$73,414	$23,501	$19,503	$10,949	$127,367
As of September 30, 2024
Long-lived assets, net of accumulated depreciation and amortization (b)	$28	$6,938	$17	$1,848	$8,831
Net assets	$8,195	$17,670	$4,271	$12,804	$42,940
As of December 31, 2023
Long-lived assets, net of accumulated depreciation and amortization (b)	$49	$7,811	$33	$1,905	$9,798
Net assets	$9,634	$22,585	$5,084	$11,251	$48,554

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

    This MD&A discusses the results of the Company’s business for the three and nine months ended September 30, 2024 and 2023.
Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the third quarter of 2024, the market conditions remained challenging due to persistent inflation, higher interest rates, and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into the final quarter of 2024.

Economic conditions in most of the world’s major markets continued to slow down throughout 2023 and into the third quarter of 2024. Higher than expected inflation in most markets and rising interest rates have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. These conditions and expected future inflation and potential interest rate increases could have material adverse impacts on various aspects of our business in the future.

The continued economic uncertainty has also resulted in volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars.

The following is a summary of the Company’s financial performance highlights for the three and nine months ended September 30, 2024 and 2023. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended
September 30, 2024

•Revenue was $36.9 million for the three months ended September 30, 2024, compared to $39.4 million for the same period in 2023, a decrease of $2.5 million, or 6.5%. The decrease in revenue was principally driven by declines in Australia.
◦On a constant currency basis, the Company’s revenue decreased $3.2 million, or 8.1%, primarily due to declines in contracting revenue of $1.7 million, or 8.0%, and in RPO revenue of $1.5 million, or 8.1%, compared to the same period in 2023.
•Adjusted net revenue was $18.6 million for the three months ended September 30, 2024, compared to $19.4 million for the same period in 2023, a decrease of $0.8 million, or 4.0%.
◦On a constant currency basis, adjusted net revenue decreased $1.0 million, or 5.2%, due to a decrease in RPO adjusted net revenue of $1.1 million, or 5.9%, partially offset by an increase in contracting adjusted net revenue of $0.1 million, or 7.0%, compared to the same period in 2023.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $18.9 million for the three months ended September 30, 2024, compared to $18.1 million for the same period in 2023, an increase of $0.8 million, or 4.2%.
◦On a constant currency basis, SG&A and Non-Op increased $0.5 million, or 3.0%, as compared to the same period in 2023. SG&A and Non-Op as a percentage of revenue was 51.2% for the three months ended September 30, 2024, compared to 45.8% for the same period in 2023.

Index
•EBITDA loss was $0.3 million for the three months ended September 30, 2024, compared to EBITDA of $1.2 million for the same period in 2023, a decrease in EBITDA of $1.5 million. On a constant currency basis, EBITDA decreased $1.6 million.
•Net loss was $0.8 million for the three months ended September 30, 2024, compared to net income of $0.5 million for the same period in 2023, a decrease in net income of $1.4 million. On a constant currency basis, net income also decreased $1.4 million.
Summary of Financial Performance Highlights for the Nine Months Ended
September 30, 2024
•Revenue was $106.5 million for the nine months ended September 30, 2024, compared to $127.4 million for the same period in 2023, a decrease of $20.9 million, or 16.4%. The decrease in revenue was principally driven by a decline in Australia.
◦On a constant currency basis, the Company’s revenue decreased $20.6 million, or 16.2%, due to a decrease in RPO revenue of $11.2 million, or 18.0%, coupled with a decrease in contracting revenue of $9.4 million, or 14.6%, compared to the same period in 2023.
•Adjusted net revenue was $52.5 million for the nine months ended September 30, 2024, compared to $63.7 million for the same period in 2023, a decrease of $11.2 million, or 17.5%.
◦On a constant currency basis, adjusted net revenue decreased $11.2 million, or 17.6%, due to a decrease in RPO adjusted net revenue of $10.9 million, or 17.9%, while contracting revenue decreased by $0.4 million, or 12.1%, compared to the same period in 2023.
•SG&A and Non-Op was $55.5 million for the nine months ended September 30, 2024, compared to $60.3 million for the same period in 2023, a decrease of $4.8 million, or 8.0%.
◦On a constant currency basis, SG&A and Non-Op decreased $4.8 million, or 8.0%, as compared to the same period in 2023. SG&A and Non-Op as a percentage of revenue was 52.1% for the nine months ended September 30, 2024, compared to 47.5% for the same period in 2023.
•EBITDA loss was $3.0 million for the nine months ended September 30, 2024, compared to EBITDA of $3.4 million for the same period in 2023, a decrease in EBITDA of $6.4 million. On a constant currency basis, EBITDA also decreased $6.4 million.
•Net loss was $4.2 million for the nine months ended September 30, 2024, compared to net income of $1.5 million for the same period in 2023, a decrease in net income of $5.7 million. On a constant currency basis, net income also decreased $5.7 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2024 and 2023.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023			2024	2023
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$7,578	$7,167	$(11)	$7,156	$20,544	$25,008	$(17)	$24,991
Asia Pacific	22,560	26,106	554	26,660	66,718	81,784	(755)	81,029
EMEA	6,715	6,125	143	6,268	19,194	20,575	480	21,055
Total	$36,853	$39,398	$686	$40,084	$106,456	$127,367	$(292)	$127,075
Adjusted net revenue (a):
Americas	$6,634	$6,854	$(6)	$6,848	$18,783	$24,097	$(12)	$24,085
Asia Pacific	7,847	8,694	168	8,862	22,020	26,734	(236)	26,498
EMEA	4,122	3,822	92	3,914	11,745	12,886	306	13,192
Total	$18,603	$19,370	$254	$19,624	$52,548	$63,717	$58	$63,775
SG&A and Non-Op (b):
Americas	$6,311	$6,954	$(18)	$6,936	$19,036	$25,204	$(54)	$25,150
Asia Pacific	7,509	6,696	136	6,832	21,919	21,133	(206)	20,927
EMEA	4,078	4,101	98	4,199	11,310	11,840	283	12,123
Corporate	988	372	—	372	3,243	2,135	—	2,135
Total	$18,886	$18,123	$216	$18,339	$55,508	$60,312	$23	$60,335
Operating income (loss):
Americas	$224	$(197)	$—	$(197)	$(676)	$(1,377)	$(3)	$(1,380)
Asia Pacific	466	2,228	50	2,278	411	6,338	(15)	6,323
EMEA	116	150	8	158	607	1,496	36	1,532
Corporate	(1,263)	(904)	—	(904)	(4,026)	(3,807)	—	(3,807)
Total	$(457)	$1,277	$58	$1,335	$(3,684)	$2,650	$18	$2,668
Net (loss) income, consolidated	$(846)	$533	$13	$546	$(4,185)	$1,465	$14	$1,479
EBITDA (loss) (c):
Americas	$351	$20	$(1)	$19	$(111)	$(876)	$(5)	$(881)
Asia Pacific	312	1,890	29	1,919	(65)	5,455	(29)	5,426
EMEA	42	(300)	(4)	(304)	459	995	24	1,019
Corporate	(988)	(363)	—	(363)	(3,243)	(2,169)	—	(2,169)
Total	$(283)	$1,247	$24	$1,271	$(2,960)	$3,405	$(10)	$3,395

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2024	2023	2024	2023
Net (loss) income	$(846)	$533	$(4,185)	$1,465
Adjustments to Net (loss) income
Provision for income taxes	298	430	463	1,148
Interest income, net	(93)	(90)	(280)	(284)
Depreciation and amortization expense	358	374	1,042	1,076
Total adjustments from net (loss) income to EBITDA	563	714	1,225	1,940
EBITDA (loss)	$(283)	$1,247	$(2,960)	$3,405

Index
Results of Operations
Americas (reported currency)

Revenue - Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$7.6	$7.2	$0.4	6%	$20.5	$25.0	$(4.5)	(18)%

    For the three months ended September 30, 2024, contracting revenue increased by $1.5 million, or 714%, while RPO revenue decreased by $1.1 million, or 16%, compared to the same period in 2023. The increase in contracting revenue was driven by new client wins, while the decline in RPO revenue reflected lower demand from existing clients.

    For the nine months ended September 30, 2024, RPO revenue decreased by $5.7 million, or 24%, while contracting revenue increased by $1.3 million, or 162%, as compared to the same period in 2023. The changes in both RPO and contracting revenue were due to lower demand from existing clients.

Adjusted Net Revenue - Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$6.6	$6.9	$(0.2)	(3)%	$18.8	$24.1	$(5.3)	(22)%
Adjusted net revenue as a percentage of revenue	88%	96%	N/A	N/A	91%	96%	N/A	N/A

For the three months ended September 30, 2024, RPO adjusted net revenue decreased by $0.5 million, or 8%, while contracting adjusted net revenue increased by $0.3 million, or 967%. The decrease in RPO adjusted net revenue was due to lower demand from existing clients, while the increase in contracting adjusted net revenue was due to new client wins. For the nine months ended September 30, 2024, RPO adjusted net revenue decreased by $5.6 million, or 23%, reflecting the lower demand from existing clients.

For the three months ended September 30, 2024 and 2023, total adjusted net revenue as a percentage of revenue was 88%, compared to 96% for the same period in 2023. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the lower mix of RPO to contracting revenue.

    For the nine months ended September 30, 2024, total adjusted net revenue as a percentage of revenue was 91%, compared to 96% for the same period in 2023. The decrease in total adjusted net revenue as a percentage of revenue was due to the same factor noted above.

Index
SG&A and Non-Op -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$6.3	$7.0	$(0.6)	(9)%	$19.0	$25.2	$(6.2)	(24)%
SG&A and Non-Op as a percentage of revenue	83%	97%	N/A	N/A	93%	101%	N/A	N/A

    For the three months ended September 30, 2024, SG&A and Non-Op decreased $0.6 million, or 9%, compared to the same period in 2023, while SG&A and Non-Op as a percentage of revenue decreased from 97% to 83%. The decrease in SG&A and No-Op was principally due to lower staff costs. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in staff costs as a percentage of adjusted net revenue.

For the nine months ended September 30, 2024, SG&A and Non-Op decreased $6.2 million, or 24%, compared to the same period in 2023, while SG&A and Non-Op as a percentage of revenue decreased from 101% to 93%. The decrease in SG&A and No-Op was principally due to lower staff costs and overhead costs. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in staff costs and overhead costs as a percentage of adjusted net revenue.
Operating (Loss) Income and EBITDA -Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income (loss)	$0.2	$(0.2)	$0.4	214%	$(0.7)	$(1.4)	$0.7	51%
EBITDA (loss)	$0.4	$—	$0.3	N/M	$(0.1)	$(0.9)	$0.8	87%
EBITDA (loss) as a percentage of revenue	5%	—%	N/A	N/A	(1)%	(4)%	N/A	N/A

For the three months ended September 30, 2024, operating income was $0.2 million, compared to operating loss of $0.2 million in 2023, and EBITDA was $0.4 million, compared to EBITDA of $0.0 million in 2023.

For the nine months ended September 30, 2024, operating loss was $0.7 million, compared to operating loss of $1.4 million in 2023, and EBITDA loss was $0.1 million, compared to EBITDA loss of $0.9 million in 2023.
The increases in operating income and EBITDA for the three and nine months ended September 30, 2024, were due to the same factors noted above.

Index
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$22.6	$26.7	$(4.1)	(15)%	$66.7	$81.0	$(14.3)	(18)%

For the three months ended September 30, 2024, contracting revenue decreased by $3.3 million, or 18%, while RPO revenue decreased $0.8 million, or 9%, compared to 2023, as discussed below.

    In Australia, revenue decreased $6.1 million, or 25%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily driven by contracting revenue which declined by $3.6 million, or 21% driven by reduced demand from existing clients. RPO revenue declined by $2.4 million, or 35%, compared to 2023, also due to lower demand from existing clients.

    In Asia, revenue increased $1.9 million, or 86%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase in revenue was primarily driven by the acquisition of Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Acquisition”) (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 83 percentage points to the revenue growth.

For the nine months ended September 30, 2024, contracting revenue decreased by $10.2 million, or 18%, while RPO revenue decreased by $4.1 million, or 17%, as discussed below.

    In Australia, revenue decreased $17.9 million, or 25%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily in contracting revenue, which decreased by $10.4 million, or 20%, while RPO revenue decreased by $7.5 million, or 37%, compared to 2023. The decreases in contracting and recruitment revenue were primarily due to lower demand from existing clients.

    In Asia, revenue increased $3.8 million or 51%, for the nine months ended September 30, 2024, compared to 2023. The increase in revenue was primarily driven by the Singapore Acquisition, which contributed 57 percentage points to the revenue growth.

Adjusted net revenue - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$7.8	$8.9	$(1.0)	(11)%	$22.0	$26.5	$(4.5)	(17)%
Adjusted net revenue as a percentage of revenue	35%	33%	N/A	N/A	33%	33%	N/A	N/A

For the three months ended September 30, 2024, RPO adjusted net revenue declined by $0.7 million, or 9%, while contracting adjusted net revenue decreased $0.3 million or 32%, compared to the same period in 2023.

    In Australia, adjusted net revenue decreased by $2.6 million, or 35%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily reflected in RPO adjusted net revenue, which declined $2.4 million, or 36%, while contracting adjusted net revenue decreased by $0.2 million, or 27% compared to 2023.

    In Asia, adjusted net revenue increased by $1.6 million, or 127%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase in adjusted net revenue was primarily driven by the acquisition of Hudson

Index
Global Resources (Singapore) Pte. Ltd. (“Singapore Acquisition”) (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 125 percentage points to the adjusted net revenue growth.

Total adjusted net revenue as a percentage of revenue was 35% for the three months ended September 30, 2024, compared to 33% for the same period in 2023. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO revenue to contracting revenue.

For the nine months ended September 30, 2024, RPO adjusted net revenue decreased by $3.7 million, or 16%, while contracting adjusted net revenue decreased by $0.7 million or by 28%, compared to the same period in 2023.

    In Australia, adjusted net revenue decreased by $7.7 million, or 35%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily reflected in RPO adjusted net revenue, which declined by $7.1 million, or 36%, while contracting adjusted net revenue decreased by $0.6 million, or 25%, compared to 2023.

    In Asia, adjusted net revenue increased by $3.2 million, or 72%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase in adjusted net revenue was primarily driven by the Singapore Acquisition, which contributed 80 percentage points to the revenue growth.

Total adjusted net revenue as a percentage of revenue was 33% for each of the nine months ended September 30, 2024 and 2023.

SG&A and Non-Op - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$7.5	$6.8	$0.7	10%	$21.9	$20.9	$1.0	5%
SG&A and Non-Op as a percentage of revenue	33%	26%	N/A	N/A	33%	26%	N/A	N/A

For the three and nine months ended September 30, 2024, SG&A and Non-Op increased $0.7 million, or 10%, and $1.0 million, or 5%, respectively, compared to the same periods in 2023. The increase in SG&A and Non-Op was primarily due to the Singapore Acquisition.

For each of the three and nine months ended September 30, 2024, SG&A and Non-Op as a percentage of revenue was 33%, as compared to 26% for the same periods in 2023. For the three and nine months ended September 30, 2024, the increase in SG&A and Non-Op as a percentage of revenue was principally due to the Singapore Acquisition.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$0.5	$2.3	$(1.8)	(79)%	$0.4	$6.3	$(5.9)	(93)%
EBITDA (loss)	$0.3	$1.9	$(1.6)	(84)%	$(0.1)	$5.4	$(5.5)	(101)%
EBITDA (loss) as a percentage of revenue	1%	7%	N/A	N/A	—%	7%	N/A	N/A

For the three months ended September 30, 2024, operating income was $0.5 million, compared to operating income of $2.3 million in 2023, and EBITDA was $0.3 million, or 1% of revenue, compared to EBITDA of $1.9 million, or 7% of revenue, in 2023. The decreases in operating income and EBITDA were principally due to the decline in adjusted net revenue, as described above.

Index

For the nine months ended September 30, 2024, operating income was $0.4 million, compared to operating income of $6.3 million in 2023, and EBITDA loss was $0.1 million, or 0% of revenue, compared to EBITDA of $5.4 million, or 7% of revenue, in 2023. The decreases in operating income and EBITDA were principally due to the decline in adjusted net revenue, as described above.
Europe, Middle East, and Africa ("EMEA") (constant currency)
Revenue - EMEA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Revenue	$6.7	$6.3	$0.4	7%	$19.2	$21.1	$(1.9)	(9)%

    For the three months ended September 30, 2024, RPO revenue increased by $0.3 million or 7%, while contracting revenue increased by $0.2 million or 7%, compared to the same period in 2023, as further discussed below.

    In the U.K., for the three months ended September 30, 2024, revenue decreased slightly, or 1%. The change was driven by a decrease in RPO revenue of $0.2 million, or 5%, due to lower demand from existing clients, which was mainly offset by an increase in contracting revenue of $0.2 million, or 7%, compared to the same period in 2023.

    In Continental Europe, total revenue was $0.7 million for the three months ended September 30, 2024, an increase of $0.3 million, or 103% compared to 2023. The increase was primarily due to new client wins.

In the Middle East, total revenue and RPO revenue was $0.1 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2024, RPO revenue decreased by $1.4 million, or 10%, while contracting revenue decreased by $0.5 million, or 7%, compared to the same period in 2023.

    In the U.K., for the nine months ended September 30, 2024 revenue decreased by $2.7 million, or 13%, compared to the same period in 2023. The decrease was driven by RPO revenue, which declined $2.2 million, or 18%, while contracting revenue decreased by $0.5 million, or 7%.

    In Continental Europe, total revenue was $1.7 million for the nine months ended September 30, 2024, an increase of $0.7 million, or 61%, compared to the same period in 2023. The increase was primarily due to new client wins.

In the Middle East, total revenue and RPO revenue was $0.1 million for the nine months ended September 30, 2024.
Adjusted Net Revenue - EMEA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Adjusted net revenue	$4.1	$3.9	$0.2	5%	$11.7	$13.2	$(1.4)	(11)%
Adjusted net revenue as a percentage of revenue	61%	62%	N/A	N/A	61%	63%	N/A	N/A

For the three months ended September 30, 2024, adjusted net revenue increased by $0.2 million, or 5%, primarily driven by an increase in RPO adjusted net revenue of $0.2 million, or 4%, while contracting adjusted net revenue increased slightly, or 63%, compared to the same period in 2023, as further discussed below.

Index
    In the U.K., total adjusted net revenue for the three months ended September 30, 2024 decreased by $0.3 million, or 8%, compared to 2023. The decrease was driven by RPO adjusted net revenue, which declined by $0.3 million, or 9%, compared to 2023.

    In Continental Europe, total adjusted net revenue was $0.6 million for the three months ended September 30, 2024, an increase of $0.3 million, or 112% compared to 2023. The increase was primarily due to new client wins.

In the Middle East, total adjusted net revenue and RPO adjusted net revenue was $0.1 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2024, adjusted net revenue decreased by $1.4 million, or 11%, driven by a decrease in RPO revenue, which declined $1.5 million, or 12%, compared to the same period in 2023.

    In the U.K., total adjusted net revenue for the nine months ended September 30, 2024 decreased by $2.3 million, or 18%, compared to the same period in 2023, driven by a decrease in RPO adjusted net revenue of $2.3 million, or 20%.

    In Continental Europe, for the nine months ended September 30, 2024, total adjusted net revenue increased by $0.7 million, or 65%, compared to the same period in 2023, due to new client wins.

In the Middle East, total adjusted net revenue and RPO adjusted net revenue was $0.1 million for the nine months ended September 30, 2024.

SG&A and Non-Op - EMEA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
SG&A and Non-Op	$4.1	$4.2	$(0.1)	(3)%	$11.3	$12.1	$(0.8)	(7)%
SG&A and Non-Op as a percentage of revenue	61%	67%	N/A	N/A	59%	58%	N/A	N/A

For the three months ended September 30, 2024, SG&A and Non-Op decreased $0.1 million, or 3%, compared to the same period in 2023. The decrease in SG&A and Non-Op was primarily the result of lower consultant staff costs in the current year.

For the nine months ended September 30, 2024, SG&A and Non-Op decreased $0.8 million, or 7%, compared to the same period in 2023. The decrease in SG&A and Non-Op was primarily the result of lower consultant staff costs in the current year.

For the three months ended September 30, 2024, SG&A and Non-Op as a percentage of revenue was 61%, compared to 67%, respectively, in 2023. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the revenue increase.

For the nine months ended September 30, 2024, SG&A and Non-Op as a percentage of revenue was 59%, compared to 58%, in 2023. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the revenue decline outpacing the decrease in SG&A and Non-op.

Index
Operating Income and EBITDA - EMEA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in amount	Change in %	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Operating income	$0.1	$0.2	$—	(26)%	$0.6	$1.5	$(0.9)	(60)%
EBITDA (loss)	$—	$(0.3)	$0.3	114%	$0.5	$1.0	$(0.6)	(55)%
EBITDA (loss) as a percentage of revenue	1%	(5)%	N/A	N/A	2%	5%	N/A	N/A

    For the three months ended September 30, 2024, operating income was $0.1 million, compared to operating income of $0.2 million for the same period in 2023, and EBITDA was up slightly, or 1% of revenue, compared to EBITDA loss of $0.3 million, or 5% of revenue, for the same period in 2023.

For the nine months ended September 30, 2024, operating income was $0.6 million, compared to operating income of $1.5 million for the same period in 2023, and EBITDA was $0.5 million, or 2% of revenue, compared to EBITDA of $1.0 million, or 5% of revenue, for the same period in 2023.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $1.0 million for the three months ended September 30, 2024 as compared to $0.4 million for the same period in 2023, representing an increase of $0.6 million. The increase in corporate expenses was primarily due to higher stock-based compensation expenses and staff costs, as well as lower corporate allocations.

    For the nine months ended September 30, 2024, corporate expenses were $3.2 million compared to $2.2 million for the same period in 2023, an increase of $1.1 million. The increase was primarily due to lower corporate allocations, partially offset by lower travel and entertainment expenses.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, compared to $0.4 million and $1.1 million for the same periods in 2023, respectively.

Other Income (expense), Net

Other expense was $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, as compared to other expense of $0.4 million and $0.3 million for the same periods in 2023. The lower net expense for the three months ended September 30, 2024 was primarily due to one-time client administrative costs of $0.3 million in the prior year.

Provision for Income Taxes

    The provision for income taxes for the nine months ended September 30, 2024 was $0.5 million on $3.7 million of pre-tax income, compared to a provision for income tax of $1.1 million on $2.6 million of pre-tax income for the same period in 2023. The effective tax rates for the nine months ended September 30, 2024 and 2023 were negative 12% and positive 44%, respectively. For the nine months ended September 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the nine months ended September 30, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Index

Net Income (Loss)

    Net loss was $0.8 million for the three months ended September 30, 2024, compared to net income of $0.5 million for the three months ended September 30, 2023, a decrease in net income of $1.4 million. Basic and diluted loss per share were both $0.28 for the three months ended September 30, 2024, compared to basic and diluted earnings per share of $0.17 for the same period in 2023.

Net loss was $4.2 million for the nine months ended September 30, 2024, compared to net income of $1.5 million for the same period in 2023, a decrease in net income of $5.7 million. Basic and diluted loss per share were $1.39 for the nine months ended September 30, 2024, compared to basic and diluted earnings per share of $0.48 and $0.47, respectively, for the same period in 2023.

Liquidity and Capital Resources

    As of September 30, 2024, cash and cash equivalents and restricted cash totaled $16.5 million, compared to $23.2 million as of December 31, 2023. The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
$ in millions	2024	2023
Net cash used in operating activities	$(4.8)	$(3.0)
Net cash provided by (used in) investing activities	1.1	(0.1)
Net cash used in financing activities	(3.0)	(2.2)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.1	(0.2)
Net decrease in cash, cash equivalents, and restricted cash	$(6.7)	$(5.5)

Cash Flows from Operating Activities

    For the nine months ended September 30, 2024, net cash used in operating activities was $4.8 million, compared to $3.0 million of net cash used in operating activities for the same period in 2023, resulting in a $1.8 million increase in net cash used. The increase in net cash used was principally driven by the Company’s lower net income in 2024, partially offset by more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the nine months ended September 30, 2024, net cash provided by investing activities was $1.1 million compared to $0.1 million of net cash used in investing activities in 2023. Net cash provided by investing activities in 2024 reflects cash received from benefit payouts of $1.1 million.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2024, net cash used in financing activities was $3.0 million, compared to net cash used in financing activities of $2.2 million in 2023. The increase in net cash used was attributed to repurchases of shares of common stock of $2.8 million in 2024, including cash paid for tax withholdings, compared to the previous year.

Index
Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2024, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $13 for the three and nine months ended September 30, 2024, respectively, and $4 and $13 for the three and nine months ended September 30, 2023, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2024.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. Interest expense and fees incurred on the HSBC Facility Agreement were $6 for the nine months ended September 30, 2024.

Liquidity and Capital Resources Outlook

    As of September 30, 2024, the Company had cash and cash equivalents on hand of $15.8 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of September 30, 2024. The Company’s near-term cash requirements during 2024 are primarily related to the funding of the Company’s operations. For the full year 2024, the Company expects to make capital expenditures of less than $0.5 million.
    As of September 30, 2024, $7.1 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($3.6 million), Philippines ($0.9 million), Singapore ($0.7 million), Belgium ($0.7 million), the U.K. ($0.7 million), Hong Kong ($0.7 million), and India ($0.5 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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

Index
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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of September 30, 2024 and December 31, 2023. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the nine months ended September 30, 2024.

FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company’s ability to successfully achieve its strategic initiatives, (3) risks related to potential acquisitions or dispositions of businesses by the Company, (4) the Company’s ability to operate successfully as a company focused on its RPO business, (5) risks related to fluctuations in the Company’s operating results from quarter to quarter due to various factors such as rising inflationary pressures and interest rates, (6) the loss of or material reduction in our business with any of the Company’s largest customers, (7) the ability of clients to terminate their relationship with the Company at any time, (8) competition in the Company’s markets, (9) the negative cash flows and operating losses that may recur in the future, (10) risks relating to how future credit facilities may affect or restrict our operating flexibility, (11) risks associated with the Company’s investment strategy, (12) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the Russia-Ukraine war, the Hamas-Israel war, and potential conflict in the Middle East, (13) the Company’s dependence on key management personnel, (14) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (15) the Company’s ability to collect accounts receivable, (16) the Company’s ability to maintain costs at an acceptable level, (17) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (18) risks related to providing uninterrupted service to clients, (19) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (20) the Company’s ability to utilize net operating loss carryforwards, (21) volatility of the Company’s stock price, (22) the impact of government regulations, (23) restrictions imposed by blocking arrangements, (24) risks related to the use of new and evolving technologies, (25) the adverse impacts of cybersecurity threats and attacks and (26) those risks set forth in “Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2024 - July 31, 2024	—	$—	—	$2,495,145
August 1, 2024 - August 31, 2024	5,164	$18.09	5,164	$2,401,734
September 1, 2024 - September 30, 2024	17,482	$16.19	17,482	$2,118,651
Total	22,646	$16.63	22,646

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

Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Further details can be found in Note 13 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q.

During the nine months ended September 30, 2024, the Company repurchased a total of 154,084 shares of its common stock for a cost of $2.5 million under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $0.7 million that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1.2 million, as well as 40,267 shares of its common stock on the open market for a cost of $0.7 million. For the nine months ended September 30, 2023, the Company repurchased 36,842 shares of its common stock on the open market for $0.8 million. As of September 30, 2024, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 667,496 shares for a total cost of $12.9 million, completing the July 30, 2015 authorization and leaving $2.1 million available for purchase under the August 8, 2023 authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Index
    None.

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	November 12, 2024	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2024	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)