Form 10-K
period 2024-12-31
Hudson Global, Inc.
filed 2025-03-14
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $25,035,157 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2024.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 03/12/2025
Common Stock - $0.001 par value	2,750,735

ITEM 16.	FORM 10-K SUMMARY	87
	SIGNATURES	88

PART I
ITEM 1.    BUSINESS

General

Hudson Global, Inc. (the “Company” or “Hudson,” “we,” “us,” and “our”) is a leading total talent solutions provider operating under the brand name Hudson RPO. We deliver innovative, customized recruitment outsourcing and total talent solutions to organizations worldwide. Through our consultative approach, we develop tailored talent solutions designed to meet our clients’ strategic growth initiatives. We are a Delaware corporation, and have operated as an independent publicly held company since April 1, 2003, when Monster Worldwide, Inc., formerly TMP Worldwide, Inc., spun off its eResourcing division.

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

2024 was a transformative year for the Company, in terms of key offerings and geographic reach. To capitalize on the business growth in the Middle East, the Company announced it had entered into strategic agreements with Executive Solutions and Striver, both of which are Dubai-based talent solutions companies. These agreements allowed the Company to expand its global footprint and client base in the Middle East market. The Company evaluated the agreements under ASC 805 “Business Combinations” and determined that the transactions did not qualify as either business combinations or asset purchases. Payments associated with these agreements were classified as compensation expense and were included in the “Salaries and related” caption on the Company’s Consolidated Statements of Operations.

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

In February 2024, Hudson RPO announced an expansion of its service offerings to include executive search in North America, focusing on Life Sciences and Human Resources. This expansion, coupled with the Company’s existing RPO strategy, provides a comprehensive talent acquisition approach, enabling clients to develop streamlined and centralized hiring strategies within a flexible and scalable total talent solution. This service offering better positions the Company as a strategic partner, helping clients to implement successful business strategies.

In October 2024, the Company made a focused investment in Latin America to help drive our support and growth within the region by hiring a seasoned leader to spearhead efforts there. Further in 2024, the Company enhanced its growth trajectory in North America, making investments in both its talent and geographic presence. It hired professionals to lead efforts in several areas, including executive search, finance, and communications, and increased its investment in the Tampa, Florida talent hub.

In addition, realizing that advancements in technology within the talent space have exponentially boomed over the past five years, the company increased investments in automation, AI, and optimization. The company’s current technology solution, TalentMax, covers all areas of the talent journey, including brand awareness, sourcing, engagement, and assessment, as well as candidate offers and onboarding.

The Talent Acquisition industry has recognized Hudson RPO’s progress with several recent awards, including the SEEK Sara award in 2021, 2023 and 2024, inclusion in HRO Today’s Baker’s Dozen (recognized for the last 16 consecutive years, and named as the No. 1 RPO provider in APAC in 2023 and 2024), the Everest PEAK Matrix (recognized in all categories as a Major Contender or Star Performer in 2024), and NelsonHall (named a Leader in NelsonHall’s Vendor Evaluation & Assessment Tool (NEAT) Matrix in 2024).

Business Segments
The Company operates directly in sixteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). For the year ended December 31, 2024, the amounts and percentages of the Company’s total revenue from the three reportable segments were as follows:

	Revenue
$ in thousands	Amount	Percentage
Americas	$27,894	19.9%
Asia Pacific	86,704	61.9%
EMEA	25,458	18.2%
Total	$140,056	100.0%
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

For the year ended December 31, 2024, the amounts and percentages of the Company’s total revenue from the core service offerings were as follows:

	Revenue
$ in thousands	Amount	Percentage
RPO	$67,993	48.5%
Contracting	72,063	51.5%
Total	$140,056	100.0%

Clients

The Company’s clientele includes mid-to-large-cap multinational companies and government agencies. For each of the years ended December 31, 2024 and 2023, over 85% of the Company’s revenue was generated by its top 25 clients. Three clients accounted for an aggregate of 46% of revenue in 2024, and two clients accounted for an aggregate of 50% of revenue in 2023. One client accounted for 20% or greater of accounts receivable as of December 31, 2024 and 2023. Our business is dependent upon the continuation of these business relationships as well as new client development. As part of our client retention and renewal strategy, we continue to develop and foster long-term relationships, and have been successful in retaining and negotiating multi-year (three to five year) contracts with most of our key partners.

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

Growth Strategy

We focus on organically growing our RPO business, reducing overhead expenses as a percentage of revenue, and pursuing acquisition opportunities. We target driving organic growth in RPO by investing in people and technology, as well as sales and marketing, to leverage our existing strong reputation in the market. We are investigating acquisition opportunities to expand capabilities and capacity and utilize our net operating losses. We continue to explore all strategic alternatives to maximize value for stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares and consider other actions designed to enhance stockholder value, as well as review information regarding potential acquisitions and provide information to third parties, from time to time.

Human Capital Resources

The Company’s success significantly depends upon its workforce. The Company employs approximately 980 people worldwide, including approximately 100 employees in the United States (“U.S.”) and 880 employees internationally. Hudson is dedicated to acquiring, investing in, and retaining top talent. Hudson RPO’s global and regional employees have vast training and expertise across human capital solutions. Specifically, of the Company’s employees, approximately 890 are client-facing consultants who sell and deliver the Company’s RPO services to its existing client base. The Company’s consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

Our well-being program, Thrive, provides the framework to support our employees’ physical, mental and financial health and well-being in addition to providing our line managers with the guidance needed to support their teams. Our regional well-being champions rolled out a variety of initiatives aimed at raising awareness and encouraging employees to look after their health and well-being. Our employee assistance programs offer additional support and information to our staff and a range of additional training modules were rolled out focusing on topics such as mental health awareness, health and wellness in the workplace, and keeping remote teams connected.

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

Segment and Geographic Data

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

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

Clients’ demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. Geopolitical events such as the war in Ukraine, conflicts in the Middle East and the U.S./China trade tensions, have caused significant economic, market, political, and regulatory uncertainty in some of the Company’s markets. In addition, the use or threatened use of tariffs by the Trump administration may cause disruptions in global trade, which could negatively impact clients that we serve and reduce demand for our services. We have limited flexibility to combat these uncertainties and reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. As a result, we may face increased pricing pressures during these periods.

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the second half of 2024, the market conditions were more challenging than anticipated due to persistent inflation and elevated interest rates, and decreased demand for labor in certain markets. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. While we believe that market conditions will continue to be challenging in 2025, we cannot predict market conditions with any certainty.

The pricing pressures and global economic fluctuations are not limited to the periods of geopolitical events. Higher than expected inflation in most markets and elevated interest rates, have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. The inflationary environment and related interest rate impacts continue to have a significant adverse impact on the economy and market conditions. These factors may impact labor markets and the demand for workforce, available borrowing capacity, cash flow protection, and more. As a result, our business, financial condition, and results of operations may be negatively affected.

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

Our revenues fluctuate quarter to quarter primarily due to the vacation periods during the first quarter in the Asia Pacific region and the third quarter in the Americas and EMEA regions. Demand for our services is typically lower during traditional vacation periods when clients and candidates are on vacation.

Our business is highly dependent upon our largest customers, and the loss of any of those customers, or any material reduction in our business with those customers, could materially and adversely affect our financial condition and results of operations.
For each of the years ended December 31, 2024 and 2023, over 85% of the Company’s revenue was generated by its top 25 clients. Three clients accounted for an aggregate of 46% of revenue in 2024, and two clients accounted for an aggregate of 50% of revenue in 2023. One client accounted for 20% or greater of accounts receivable as of December 31, 2024 and 2023. Our business is dependent upon the continuation of these business relationships as well as new client development. The loss of these customers or any material reduction in the amount of business we conduct with these customers, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, it could have a material adverse effect on our business, financial condition, and results of operations, and the market price of our common stock could decline significantly.

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

The Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The ability to borrow under the NAB Facility Agreement is limited to a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. As of December 31, 2024, there were no amounts outstanding under the NAB Facility Agreement.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023, and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allowed the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. The Company terminated the HSBC Facility Agreement in May 2024. As of December 31, 2024, there were no amounts outstanding under the HSBC Facility Agreement.

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

We conduct direct operations in sixteen countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2024, approximately 81% of our revenue was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Additionally, our international operations may also be adversely affected by political events, trade wars, domestic or international terrorist events, hostilities or complications due to natural, nuclear, war or other disasters, including the ongoing Russian invasion of Ukraine and the conflicts in the Middle East. These or any further political or governmental developments or health concerns in the U.S. and foreign countries in which we operate could result in social, economic, and labor instability, as well as affect demand for our services. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

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

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2024, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $19.70 to a low of $11.73. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

Changing rules, public disclosure regulations and stakeholder expectations on environmental, social and corporate governance (“ESG”) related matters and diversity, equity and inclusion (“DEI”) related matters expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Following the decision of the U.S. Supreme Court in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) and the election of President Trump, companies have begun to pull back from ESG and DEI initiatives in response to a changing legal and political climate. On January 21, 2025, President Trump issued an executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” mandating among other things that federal contractors cease any “affirmative action” in violation of civil rights law and calling on the Attorney General to produce and deliver a report containing “recommendations for enforcing Federal civil-rights laws and taking other appropriate measures to encourage the private sector to end illegal discrimination and preferences, including DEI.” As a result of these developments, companies must re-examine their DEI programs to ensure that do not run afoul of the law and risk enforcement action from the U.S. Department of Justice. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions.

If any of our clients fail to adequately address these developments, as a provider of RPO services, we may be exposed to risks to our business and potential reputational harm to the extent that our clients face investigations and enforcement actions stemming from their DEI or ESG policies. In addition, we and our clients may incur additional compliance costs in relation to the new legal and political landscape on ESG and DEI issues, which may adversely affect our business. Stakeholders also may have very different views on where our ESG and sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal or state ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and, materially adversely affect our business, reputation, results of operations, financial condition, and stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.    CYBERSECURITY

    Risk Management and Strategy.

The Company has established an information security program to address and mitigate material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. These policies and procedures undergo an annual audit to ensure compliance with ISO 27001 controls. A risk assessment, based on a method and guidance from a recognized national standards organization, is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

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

Governance.

The Global Director of Information Technology (GDIT) is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The GDIT has over 25 years of experience as a security professional, and has completed the Prince 2 risk management certification at the practitioner level. Responsibilities of this role include management of third-party vendors, ensuring data interactions with outside parties, adhering to IT security best practices, and ensuring that all devices within the Company's IT infrastructure are appropriately secured and managed. It also encompasses ensuring that all employees are educated in IT best practices around incident management and security, ensuring the security of the internal and external IT systems, as well communicating to senior management and planning for future IT strategy and security.

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

The Company maintains offices in the Americas, Asia Pacific, and EMEA. In the Americas, the Company maintains 1 leased location with approximately 2,600 aggregate square feet; in Asia Pacific, the Company maintains 6 leased locations with approximately 30,700 aggregate square feet; and in EMEA, the Company maintains 1 leased location with approximately 1,200 aggregate square feet. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock was listed for trading on the NASDAQ Global Select Market during 2024 under the symbol “HSON.” As of January 31, 2025, there were approximately 133 holders of record of the Company’s common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2024
Fourth quarter	$16.28	$11.73
Third quarter	$19.70	$14.71
Second quarter	$18.38	$14.76
First quarter	$18.52	$13.38
2023
Fourth quarter	$20.25	$14.66
Third quarter	$24.00	$18.74
Second quarter	$24.03	$17.88
First quarter	$27.10	$20.70

DIVIDENDS

In the last few years, the Company has not paid dividends, and there are no current plans to declare common stock dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2024 - October 31, 2024	—	$—	—	$2,118,651
November 1, 2024 - November 30, 2024	—	$—	—	$2,118,651
December 1, 2024 - December 31, 2024	—	$—	—	$2,118,651
Total	—	$—	—	$2,118,651

(a)     On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock which was completed. On August 8, 2023, the Company’s Board of Directors authorized a new stock repurchase program for up to $5 million of the Company’s outstanding shares of common stock. This authorization does not expire. The Company has repurchased shares from time to time as market conditions warrant.

Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Further details can be found in Note 13 to the Consolidated Financial Statements in Item 8 included in Part II of this Form 10-K.

For the year ended December 31, 2024, the Company repurchased a total of 154,084 shares of its common stock for a cost of $2.5 million under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in a transaction with a certain shareholder totaling $0.7 million that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1.2 million, as well as 40,267 shares of its common stock on the open market for a cost of $0.7 million. For the year ended December 31, 2023, the Company repurchased 48,234 shares of its common stock on the open market for $1.0 million. As of December 31, 2024, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 667,496 shares for a total cost of $12.9 million, completing the July 30, 2015 authorization and leaving $2.1 million available for purchase under the August 8, 2023 authorization.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks, and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 17 to the Consolidated Financial Statements in Item 8 for EBITDA segment reconciliation information. Note that amounts within this Item shown in millions may not recalculate due to rounding.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Critical Accounting Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Overview

The Company’s objective is to increase value to the Company’s stockholders by providing global Recruitment Process Outsourcing (“RPO”) solutions to customers. With direct operations in sixteen countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company’s clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company’s focus is to continually upgrade its service offerings and delivery capability tools to make the Company and candidates more successful in achieving clients’ business requirements.

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

This MD&A discusses the results of the Company’s RPO business for the years ended December 31, 2024 and 2023.

Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In 2024, the market conditions remained challenging due to persistent inflation, higher interest rates and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into 2025.

Economic conditions in most of the world’s major markets continued to slow down throughout 2024. Higher than expected inflation in most markets and rising interest rates have led to significant market disruption, including further wage inflation, increased operating costs, staffing challenges, reduced consumer confidence, and limited capital market accessibility that impact our business. In addition, in connection with the challenging business environment, some of our customers have reduced demand, and certain other customers have eliminated our services on a temporary or permanent basis. These conditions and expected future inflation and potential interest rate increases could have material adverse impacts on various aspects of our business in the future.

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

Financial Performance

The following is a summary of the Company’s financial performance highlights for the years ended December 31, 2024 and 2023. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the Company’s results by segment.
•Revenue was $140.1 million for the year ended December 31, 2024, compared to $161.3 million for 2023, a decrease of $21.3 million, or 13%. The decrease in revenue was principally driven by declines in Australia and the Americas.

◦On a constant currency basis, revenue also decreased $21.3 million, or 13%, primarily due to a decrease in RPO revenue of $10.6 million, or 14%, and a decline in contracting revenue of $10.7 million, or 13%, compared to 2023.
•Selling, general and administrative expenses, and other non-operating income (expense) (“SG&A and Non-Op”) was $72.6 million for the year ended December 31, 2024, compared to $76.6 million for 2023, a decrease of $4.0 million, or 5%.
◦On a constant currency basis, SG&A and Non-Op decreased $4.1 million or 5%. The decrease was principally due to higher staff costs as a percentage of revenue, partially offset by a $1.1 million benefit payout received in the Americas in the prior year. SG&A and Non-Op, as a percentage of revenue, was 52% for the year ended December 31, 2024, compared to 48% for 2023.
•EBITDA loss was $2.5 million for the year ended December 31, 2024, compared to EBITDA of $3.7 million for 2023. On a constant currency basis, EBITDA decreased $6.1 million in 2024 compared to 2023.
•Net loss was $4.8 million for the year ended December 31, 2024, compared to a net income of $2.2 million for 2023. On a constant currency basis, net income decreased $7.1 million in 2024.
Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below include a reconciliation of constant currency results to the most directly comparable U.S. GAAP financial measures, and summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$27,894	$31,254	$(26)	$31,228
Asia Pacific	86,704	103,857	(608)	103,249
EMEA	25,458	26,227	659	26,886
Total	$140,056	$161,338	$25	$161,363
Adjusted net revenue (a):
Americas	$25,144	$30,141	$(21)	$30,120
Asia Pacific	29,416	33,675	(226)	33,449
EMEA	15,592	16,451	415	16,866
Total	$70,152	$80,267	$168	$80,435
SG&A and Non-Op (b):
Americas	$25,011	$31,171	$(77)	$31,094
Asia Pacific	28,708	27,608	(181)	27,427
EMEA	15,313	14,866	384	15,250
Corporate	3,589	2,959	—	2,959
Total	$72,621	$76,604	$126	$76,730
Operating income (loss):
Americas	$(598)	$(2,514)	$(4)	$(2,518)
Asia Pacific	1,055	6,894	(18)	6,876
EMEA	521	1,988	41	2,029
Corporate	(4,787)	(4,985)	—	(4,985)
Total	$(3,809)	$1,383	$19	$1,402
Net (loss) income, consolidated	$(4,770)	$2,198	$159	$2,357
EBITDA (loss)(c):
Americas	$339	$(704)	$(7)	$(711)
Asia Pacific	482	5,859	(43)	5,816
EMEA	298	1,582	30	1,612
Corporate	(3,588)	(3,074)	—	(3,074)
Total	$(2,469)	$3,663	$(20)	$3,643

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

The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2024	2023
Net (loss) income	$(4,770)	$2,198
Adjustments to net (loss) income
Provision for income taxes	1,300	370
Interest income, net	(360)	(372)
Depreciation and amortization expense	1,361	1,467
Total adjustments from net (loss) income to EBITDA	2,301	1,465
EBITDA (loss)	$(2,469)	$3,663

Results of Operations:
Americas (reported currency)
Revenue - Americas

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$27.9	$31.3	$(3.4)	(11)%

For the year ended December 31, 2024, RPO revenue decreased by $5.7 million, or 19%, while contracting revenue increased by $2.3 million, or 240%. The decrease in RPO revenue was mainly due to lower demand from existing clients, while the increase in contracting revenue was a result of new client wins and higher demand from existing clients.
Adjusted net revenue - Americas

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$25.1	$30.1	$(5.0)	(17)%
Adjusted net revenue as a percentage of revenue	90%	96%	N/A	N/A

For the year ended December 31, 2024, RPO adjusted net revenue decreased $5.5 million, or 18%, while contracting adjusted net revenue increased $0.5 million, or 336%, compared to 2023. The changes in RPO and contracting adjusted net revenue were due to the same factors noted above under “Revenue – Americas.”

Total adjusted net revenue, as a percentage of revenue, decreased to 90% for 2024, compared to 96% for 2023, primarily attributable to the lower mix of RPO to contracting revenue in 2024 compared to 2023.

SG&A and Non-Op - Americas

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$25.0	$31.2	$(6.2)	(20)%
SG&A and Non-Op as a percentage of revenue	90%	100%	N/A	N/A

For the year ended December 31, 2024, SG&A and Non-Op decreased $6.2 million, or 20%, compared to 2023, while SG&A and Non-Op as a percentage of revenue decreased from 100% to 90%. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in consultant staff costs outpacing the decrease in adjusted net revenue. SG&A and Non-Op in 2023 included proceeds received in early 2024 of $1.1 million related to a benefit payout.

Operating Loss and EBITDA (Loss) - Americas

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating loss	$(0.6)	$(2.5)	$1.9	76%
EBITDA (loss)	$0.3	$(0.7)	$1.0	148%
EBITDA (loss) as a percentage of revenue	1%	(2)%	N/A	N/A
Operating loss of $0.6 million decreased compared to operating loss of $2.5 million in 2023 primarily due to lower declines in adjusted net revenue and lower SG&A and Non-Op as a percentage of revenue.
For the year ended December 31, 2024, EBITDA was $0.3 million, or 1% of revenue, compared to EBITDA loss of $0.7 million, or 2% of revenue, in 2023. The increase in EBITDA was due to the same factors noted above.
The difference between operating loss and EBITDA for the year ended December 31, 2023, was primarily due to the proceeds of $1.1 million related to a benefit payout recognized in 2023.
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$86.7	$103.2	$(16.5)	(16)%

For the year ended December 31, 2024, contracting revenue decreased by $12.9 million, or 18%, while RPO revenue decreased by $3.6 million, or 12%, compared to 2023.

In Australia, for the year ended December 31, 2024, revenue decreased $21.3 million, or 23%, compared to 2023. The decline was primarily in contracting revenue, which decreased by $13.4 million, or 20%, while RPO revenue, decreased by $7.8 million, or 31%. The decreases in both contracting and RPO revenue were primarily due to lower demand from existing clients.

In Asia, revenue increased $4.9 million, or 49%, for the year ended December 31, 2024, compared to 2023. The increase in revenue was primarily driven by the Singapore Acquisition, which contributed 57 percentage points to the revenue growth.
Adjusted net revenue - Asia Pacific

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$29.4	$33.4	$(4.0)	(12)%
Adjusted net revenue as a percentage of revenue	34%	32%	N/A	N/A

For the year ended December 31, 2024, RPO adjusted net revenue decreased by $3.2 million, or 11%, while contracting adjusted net revenue decreased by $0.8 million, or 24%, compared to the same period in 2023.

In Australia, adjusted net revenue decreased by $8.0 million, or 29%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily reflected in RPO adjusted net revenue, which declined by $7.4 million, or 31%, while contracting adjusted net revenue decreased by $0.6 million, or 19%, compared to 2023.

In Asia, adjusted net revenue increased $4.0 million, or 67%, for the year ended December 31, 2024, compared to 2023. The increase in adjusted net revenue was primarily driven by the Singapore Acquisition, which contributed 80 percentage points to the revenue growth. (see Note 5 to the Consolidated Financial Statements in Item 8).

Adjusted net revenue as a percentage of revenue, for the year ended December 31, 2024, was 34%, compared to 32% for 2023. The increase in total adjusted net revenue as a percentage of revenue was attributed to the greater mix of higher margin RPO revenue to contracting revenue in 2024 (as contracting is generally a lower margin service offering), compared to 2023.

SG&A and Non-Op - Asia Pacific

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$28.7	$27.4	$1.3	5%
SG&A and Non-Op as a percentage of revenue	33%	27%	N/A	N/A

For the year ended December 31, 2024, SG&A and Non-Op increased $1.3 million, or 5%, compared to 2023. The increase was primarily due to higher consultant staff and overhead costs. SG&A and Non-Op, as a percentage of revenue, was 33% in 2024, compared to 27% in 2023. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$1.1	$6.9	$(5.8)	(85)%
EBITDA	$0.5	$5.8	$(5.3)	(92)%
EBITDA as a percentage of revenue	1%	6%	N/A	N/A

Operating income was $1.1 million for the year ended December 31, 2024, compared to $6.9 million for 2023. The decrease in operating income was principally due to the changes in adjusted net revenue and SG&A and Non-Op, as described above.

For the year ended December 31, 2024, EBITDA was $0.5 million, or 1% of revenue, compared to EBITDA of $5.8 million, or 6% of revenue, in 2023. The decrease in EBITDA for the year ended December 31, 2024 was primarily due to the factors noted above.
The difference between operating income and EBITDA for the years ended December 31, 2024 and 2023 was principally due to corporate management expenses.

EMEA (constant currency)
Revenue - EMEA

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
Revenue	$25.5	$26.9	$(1.4)	(5)%

For the year ended December 31, 2024, RPO revenue decreased by $1.4 million, or 8%, while contracting revenue decreased by $0.1 million, or 1% compared to 2023.

In the U.K., for the year ended December 31, 2024, revenue decreased by $2.6 million, or 10%, to $22.9 million from $25.5 million in 2023. The decrease was principally driven by lower RPO revenue of $2.5 million.

In Continental Europe, for the year ended December 31, 2024, total revenue was $2.3 million, compared to $1.4 million for 2023, an increase of $0.9 million, or 66%. The increase was primarily due to new client wins.

In the Middle East, total revenue and RPO revenue was $0.2 million for the year ended December 31, 2024.

Adjusted net revenue - EMEA

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
Adjusted net revenue	$15.6	$16.9	$(1.3)	(8)%
Adjusted net revenue as a percentage of revenue	61%	63%	N/A	N/A

For the year ended December 31, 2024, adjusted net revenue decreased by $1.3 million, or 8%, driven by a decrease in RPO adjusted net revenue of $1.4 million, or 9%, compared to the same period in 2023, partially offset by an increase in contracting adjusted net revenue of $0.1 million, or 34%.

In the U.K., total adjusted net revenue for the year ended December 31, 2024 decreased by $2.4 million, or 16%, compared to the same period in 2023, driven by a decrease in RPO adjusted net revenue of $2.6 million, or 17%.

In Continental Europe, for the year ended December 31, 2024, total adjusted net revenue increased by $0.9 million, or 70%, compared to the same period in 2023, due to new client wins.

In the Middle East, total adjusted net revenue and RPO adjusted net revenue was $0.2 million for the year ended December 31, 2024.
SG&A and Non-Op - EMEA

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
SG&A and Non-Op	$15.3	$15.2	$0.1	—%
SG&A and Non-Op as a percentage of revenue	60%	57%	N/A	N/A

For the year ended December 31, 2024, SG&A and Non-Op increased by $0.1 million, or 0%, compared to 2023. The slight increase was primarily driven by higher salaries and related costs. SG&A and Non-Op, as a percentage of revenue, was 60% in 2024 compared to 57% in 2023. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the decrease in adjusted net revenue.
Operating Income and EBITDA - EMEA

	Year Ended December 31,
	2024	2023	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
Operating income:	$0.5	$2.0	$(1.5)	(74)%
EBITDA	$0.3	$1.6	$(1.3)	(82)%
EBITDA as a percentage of revenue	1%	6%	N/A	N/A

Operating income was $0.5 million for the year ended December 31, 2024, compared to $2.0 million for 2023. The decrease was principally due to lower adjusted net revenue, as described above.

For the year ended December 31, 2024, EBITDA was $0.3 million, or 1% of revenue, compared to EBITDA of $1.6 million for 2023. The decrease in EBITDA was principally due to the factors noted above.
The difference between operating income and EBITDA for the years ended December 31, 2024 and 2023 was principally due to corporate management expenses and foreign currency exchange.
The following are discussed in reported currency

Corporate expenses, net of corporate management expenses

For the year ended December 31, 2024, corporate expenses were $3.6 million compared to $3.0 million for 2023, an increase of $0.6 million, or 20%. The increase was primarily due to lower corporate allocations, partially offset by lower travel and entertainment and stock-based compensation expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.4 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

Interest Income, Net

Net interest income was $0.4 million for each of the years ended December 31, 2024 and 2023.

Other income (expense), Net

Net other expense was $0.0 million for the year ended December 31, 2024, as opposed to net other income of $0.8 million for the same period in 2023. The decrease in net other income was primarily due to a benefit payout of $1.1 million, partially offset by one-time client administrative costs of $0.2 million, both of which were incurred in the prior year.

Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2024 was $1.3 million, on $3.5 million of pre-tax loss, compared to a provision from income taxes of $0.4 million on $2.6 million of pre-tax income for 2023. The effective tax rate (“ETR”) for the year ended December 31, 2024 was negative 37.5%, compared to 14.4% for 2023. For the year ended December 31, 2024, the effective tax rates differed from the U.S. federal statutory rate of 21% primarily due to pre-tax losses for which no tax benefit can be recognized, changes in valuation allowances in the U.S., China, and certain foreign jurisdictions that reduce or eliminate the ETR on current year profits or losses, foreign tax rate differences, and non-deductible expenses. For the year ended December 31, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the ETR on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. The current year ETR differs significantly from the prior year ETR primarily due to the interaction of similar rate reconciliation items, including change in valuation allowance, with a negative pretax book income in the current period versus positive pretax book income in the prior year comparative period.

Net (Loss) Income

Net loss was $4.8 million for the year ended December 31, 2024, compared to net income of $2.2 million for 2023, a decrease in net income of $7.0 million. Basic and diluted losses per share were $1.59 for the year ended December 31, 2024, compared to basic and diluted income per share of $0.72 and $0.70, respectively, in 2023.

Liquidity and Capital Resources

As of December 31, 2024, cash and cash equivalents and restricted cash totaled $17.7 million, as compared to $23.2 million as of December 31, 2023. The following table summarizes the cash flow activities for the years ended December 31, 2024 and 2023:

	For The Year Ended December 31,
$ in millions	2024	2023
Net cash (used in) provided by operating activities	$(2.8)	$0.3
Net cash provided by (used in) investing activities	1.1	(2.2)
Net cash used in financing activities	(3.1)	(2.5)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.7)	—
Net decrease in cash, cash equivalents, and restricted cash	$(5.5)	$(4.3)	*

*Does not sum due to rounding

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $2.8 million, as compared to $0.3 million of net cash provided by operating activities for the same period in 2023, resulting in a decrease in net cash provided by operating activities of $3.1 million. The decline was principally from the Company’s lower net income in 2024, partially offset by more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was $1.1 million, compared to $2.2 million of net cash used in investing activities in 2023. Net cash provided by investing activities in 2024 reflects $1.1 million in cash received from benefit payouts, while net cash used in investing activities in 2023 primarily reflects cash paid of $2.1 million in October 2023 for the acquisition of Singapore (see Note 5 to the Consolidated Financial Statements in Item 8 for additional information.)

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was $3.1 million, compared to $2.5 million in 2023. The increase in net cash used was primarily attributed to repurchases of shares of common stock of $2.8 million in 2024, including cash paid for tax withholdings, compared to repurchases of $1.0 million in the previous year.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2024, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $17 thousand for each of the years ended December 31, 2024 and 2023. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2024.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. ("Singapore Borrower"), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited ("HSBC"), entered into an invoice finance credit facility agreement (the "HSBC Facility Agreement"). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024 and has no outstanding amounts under the HSBC Facility Agreement. The interest expense and fees incurred on the HSBC Facility Agreement amounted to $6 thousand and $3 thousand for the years ending December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources Outlook

As of December 31, 2024, the Company had cash and cash equivalents on hand of $17.0 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of December 31, 2024. The Company’s near-term cash requirements during 2025 are primarily related to the funding of the Company’s operations. For the full year 2025, the Company expects to make capital expenditures of less than $0.5 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of December 31, 2024, $7.5 million of the Company’s cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in Australia ($4.1 million), Singapore ($1.3 million), the Philippines ($0.9 million), Hong Kong ($0.9 million), Belgium ($0.8 million), the U.K. ($0.3 million), India ($0.3 million), Canada ($0.2 million), and China ($0.2 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of December 31, 2024 and 2023. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions – a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2024, the Company’s gross liability for income taxes associated with uncertain tax positions was $0.1 million.

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

The Company has provided for tax on all unremitted earnings of our foreign subsidiaries taking into consideration all expected future events based on presently existing tax laws and rates.

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

Forward-Looking Statements

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company’s ability to successfully achieve its strategic initiatives, (3) risks related to potential acquisitions or dispositions of businesses by the Company, (4) the Company’s ability to operate successfully as a company focused on its RPO business, (5) risks related to fluctuations in the Company’s operating results from quarter to quarter due to various factors such as rising inflationary pressures and interest rates, (6) the loss of or material reduction in our business with any of the Company’s largest customers, (7) the ability of clients to terminate their relationship with the Company at any time, (8) competition in the Company’s markets, (9) the negative cash flows and operating losses that may recur in the future, (10) risks relating to how future credit facilities may affect or restrict our operating flexibility, (11) risks associated with the Company’s investment strategy, (12) risks related to international operations, including foreign currency fluctuations, political events, trade wars, natural disasters or health crises, including the Russia-Ukraine war, and potential conflict in the Middle East, (13) the Company’s dependence on key management personnel, (14) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (15) the Company’s ability to collect accounts receivable, (16) the Company’s ability to maintain costs at an acceptable level, (17) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (18) risks related to providing uninterrupted service to clients, (19) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (20) the Company’s ability to utilize net operating loss carryforwards, (21) volatility of the Company’s stock price, (22) the impact of government regulations and deregulation efforts, (23) restrictions imposed by blocking arrangements, (24) risks related to the use of new and evolving technologies, and (25) the adverse impacts of cybersecurity threats and attacks. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Global, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
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
Realizability of Deferred Tax Assets
As described in Note 7 to the financial statements, the Company had deferred tax assets of $76 million, reduced by a valuation allowance of $73 million as of December 31, 2024. Deferred tax assets are reduced by a valuation allowance if, based upon the consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods. The Company has determined it is more likely than not that a portion of the deferred tax assets will not be realized.

We identified management’s evaluation of the realizability of the deferred tax assets as a critical audit matter due to the significant judgements inherent in determining the realizability of the deferred tax assets, such as the forecasting of future income and evaluation of the positive and negative evidence. Auditing the forecast of future income and the positive and negative evidence involve especially subjective auditor judgement due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

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
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 14, 2025

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$140,056	$161,338

Operating expenses:
Direct contracting costs and reimbursed expenses	69,904	81,071
Salaries and related	58,309	62,859
Office and general	10,703	10,915
Marketing and promotion	3,588	3,643
Depreciation and amortization	1,361	1,467
Total operating expenses	143,865	159,955
Operating (loss) income	(3,809)	1,383
Non-operating income (expense):
Interest income, net	360	372
Other income (expense), net	(21)	813
(Loss) income before income taxes	(3,470)	2,568
Provision for income taxes	1,300	370
Net (loss) income	$(4,770)	$2,198
(Loss) earnings per share:
Basic	$(1.59)	$0.72
Diluted	$(1.59)	$0.70
Weighted-average shares outstanding:
Basic	3,000	3,064
Diluted	3,000	3,140

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2024	2023
Comprehensive (loss) income:
Net (loss) income	$(4,770)	$2,198
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes	(1,427)	349
Total other comprehensive (loss) income, net of income taxes	(1,427)	349
Comprehensive (loss) income	$(6,197)	$2,547

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$17,011	$22,611
Accounts receivable, less allowance for expected credit losses of $391 and $378, respectively	20,093	19,710
Restricted cash, current	476	354
Prepaid and other	2,560	3,172
Total current assets	40,140	45,847
Property and equipment, net of accumulated depreciation of $1,668 and $1,564, respectively	242	421
Operating lease right-of-use assets	1,024	1,431
Goodwill	5,703	5,749
Intangible assets, net of accumulated amortization of $3,897 and $2,771, respectively	2,491	3,628
Deferred tax assets	2,648	3,360
Restricted cash, non-current	180	205
Other assets	155	317
Total assets	$52,583	$60,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,789	$868
Accrued salaries, commissions, and benefits	4,306	4,939
Accrued expenses and other current liabilities	4,504	4,635
Operating lease obligations, current	623	768
Total current liabilities	11,222	11,210
Income tax payable	93	87
Operating lease obligations	441	664
Other liabilities	399	443
Total liabilities	12,155	12,404
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 4,033 and 3,896 shares issued; 2,750 and 2,807 shares outstanding, respectively	4	4
Additional paid-in capital	494,209	493,036
Accumulated deficit	(430,017)	(425,247)
Accumulated other comprehensive loss, net of applicable tax	(2,717)	(1,290)
Treasury stock, 1,283 and 1,089 shares, respectively, at cost	(21,051)	(17,949)
Total stockholders’ equity	40,428	48,554
Total liabilities and stockholders’ equity	$52,583	$60,958

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(4,770)	$2,198
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,361	1,467
Provision for expected credit losses	24	483
Provision for (benefit from) deferred income taxes	532	(1,092)
Stock-based compensation	1,280	1,469
Other, net	12	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(1,275)	6,921
Increase in prepaid and other assets	(531)	(1,105)
Increase (decrease) in accounts payable and other liabilities	1,213	(3,379)
Decrease in accrued expenses	(633)	(6,647)
Net cash (used in) provided by operating activities	(2,787)	315
Cash flows from investing activities:
Capital expenditures	(18)	(99)
Cash paid for acquisitions, net of cash acquired	—	(2,055)
Proceeds from corporate benefit policy	1,076	—
Net cash provided by (used in) investing activities	1,058	(2,154)
Cash flows from financing activities:
Payments for business acquisition liabilities	—	(1,250)
Purchases of treasury stock	(2,775)	(959)
Cash paid for net settlement of employee restricted stock units	(327)	(244)
Net cash used in financing activities	(3,102)	(2,453)
Effect of exchange rates on cash, cash equivalents and restricted cash	(672)	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,503)	(4,307)
Cash, cash equivalents, and restricted cash beginning of the period	23,170	27,477
Cash, cash equivalents, and restricted cash end of the period	$17,667	$23,170
Supplemental disclosures of cash flow information:
Cash payments during the period for income taxes, net of refunds	$455	$2,189
Cash paid for amounts included in operating lease liabilities	$809	$583
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$416	$1,354

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares	Value				Shares	Value
Balance at December 31, 2022	3,823	$4	$491,567	$(427,394)	$(1,639)	(1,029)	$(16,746)	$45,792
Net income	—	—	—	2,198	—	—	—	2,198
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	—	—	(51)	—	—	—	(51)
Other comprehensive loss, translation adjustments	—	—	—	—	349	—	—	349
Purchase of treasury stock	—	—	—	—	—	(48)	(959)	(959)
Purchase of net settled restricted stock from employees	—	—	—	—	—	(12)	(244)	(244)
Stock-based compensation and vesting of restricted stock units	73	—	1,469	—	—	—	—	1,469
Balance at December 31, 2023	3,896	$4	$493,036	$(425,247)	$(1,290)	(1,089)	$(17,949)	$48,554
Net loss	—	—	—	(4,770)	—	—	—	(4,770)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(1,427)	—	—	(1,427)
Purchase of treasury stock	—	—	—	—	—	(173)	(2,775)	(2,775)
Purchase of net settled restricted stock from employees	—	—	—	—	—	(21)	(327)	(327)
Stock-based compensation and vesting of restricted stock units	137	—	1,173	—	—	—	—	1,173
Balance at December 31, 2024	4,033	$4	$494,209	$(430,017)	$(2,717)	(1,283)	$(21,051)	$40,428

See accompanying notes to Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets, and liabilities of the three Hudson regional businesses: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company delivers Recruitment Process Outsourcing (“RPO”) services, consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.
On March 12, 2024 and April 15, 2024, the Company announced that it had entered into strategic agreements with Executive Solutions and Striver, respectively, both of which are Dubai-based talent solutions companies. These agreements allowed the Company to expand its global footprint and client base in the Middle East market. The Company evaluated the agreements under ASC 805 “Business Combinations” and determined that the transactions did not qualify as either business combinations or asset purchases. Payments associated with these agreements were classified as compensation expense and were included in the “Salaries and related” caption on the Company’s Consolidated Statements of Operations.
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
As of December 31, 2024, the Company operated directly in sixteen countries with three reportable geographic business segments: Americas, Asia Pacific, and EMEA.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve segment reporting requirements, primarily through enhanced disclosures on significant segment expenses. Other disclosures that the ASU requires public entities to provide include the title and position of the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for the year ended December 31, 2024, and has disclosed significant expenses reviewed by the CODM for each reportable segment, with no additional significant expenses identified beyond those presented. See Note 17. “Segment and Geographic Data” to the Consolidated Financial Statements.

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

Concentration and Credit Risk

The Company’s revenue is comprised of the operations, assets, and liabilities of the three regional businesses: Americas, Asia Pacific, and EMEA. For each of the years ended December 31, 2024 and 2023, over 85% of the Company’s revenue was generated by its top 25 clients. Three clients accounted for an aggregate of 46% of revenue in 2024, and two clients accounted for an aggregate of 50% of revenue in 2023. One client accounted for 20% or greater of accounts receivable as of December 31, 2024 and 2023. Our business is dependent upon the continuation of these business relationships as well as new client development.

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

Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints at period end are not material and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. No bonuses were approved or paid to our contract employees on behalf of our clients for the year ended December 31, 2024. In 2023, approximately $0.5 million in bonuses were approved and paid to our contract employees.

We record accounts receivable when our right to consideration becomes unconditional. The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. We do not have any material contract assets or liabilities as of and for the years ended December 31, 2024 and 2023.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2024 and 2023, the Company only granted restricted stock units and restricted shares of common stock.

Employee Benefit Programs

The Company in the U.S. sponsors a defined contribution plan covering substantially all of its full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling approximately $216 and $250 for the years ended December 31, 2024 and 2023, respectively.

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

(Loss) earnings Per Share
Basic (loss) earnings per share (“EPS”) is computed by dividing the Company’s net income by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted (loss) earnings per share is computed by dividing the Company’s net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted (loss) earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted (loss) earnings per share only when the market conditions are met.

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

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $5,925 and $5,163 as of December 31, 2024 and 2023, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

Allowance for Expected Credit Losses

The allowance for expected credit losses is estimated based on the CECL model and it takes into account information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. It represents the aggregate amount of credit risk arising from the inability of specific clients to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, changes in customer financial stability, payment terms or practices, and effect of market conditions on each customer. Other factors include, but are not limited to, current economic conditions and forward-looking estimates. Our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional provisions for expected credit losses in future periods. The risk of credit losses may be mitigated to the extent that we received a retainer from some of our clients prior to performing services. Changes in allowance for expected credit losses are recorded in office and general expenses on the Consolidated Statements of Operations and were not material for the year ended December 31, 2024. Accounts receivable, net of the allowance for expected credit

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate. Our billed accounts receivables are written off when the potential for recovery is considered remote.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality, and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 3 – Summary of Significant Accounting Policies), the allowance for expected credit losses is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Furniture and equipment	3 - 8
Capitalized software costs	3 - 5
Computer equipment	3 - 5
Leasehold improvements	2 - 5

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

Intangible Assets

Intangible assets consist of customer relationships, trade names, non-competition agreements and developed technology. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset’s carrying value over its fair value is recorded in accordance with ASC 360-10-35. There were no impairment triggers during the year ended December 31, 2024.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Years
Non-compete agreements	2 - 3
Developed Technology	3
Customer lists	3 - 6
Trade name	5 - 10

Goodwill

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in a business combination as goodwill. The Company has allocated goodwill for certain acquisitions to its Americas reportable segment and others to its Asia Pacific reportable segment. Goodwill is not amortized and is tested for impairment on an annual basis on October 1, or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company identified multiple reporting units that carry a goodwill balance, some of which are included in the Americas reportable segment, and others in the Asia Pacific reportable segment.

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

The Company has the option to perform a qualitative assessment for reporting units to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. Alternatively, the Company has the option to bypass the qualitative assessment for any reporting unit in any period

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
and proceed directly to performing the quantitative goodwill impairment test. There were no impairment charges recorded in either fiscal year 2024 or 2023.

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

NOTE 3 – DISAGGREGATED REVENUE

The Company’s revenues for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
RPO	$67,993	$78,468
Contracting	72,063	82,870
Total Revenue	$140,056	$161,338

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $5,925 and $5,163 as of December 31, 2024 and 2023, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality, and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 2 – Summary of Significant

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Accounting Policies), the allowance for expected credit losses is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.

The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	As of December 31,
Accounts Receivable:	2024	2023
Billed receivables	$14,559	$14,925
Unbilled receivables	5,925	5,163
Accounts Receivable, Gross	$20,484	$20,088
Allowance for expected credit losses	(391)	(378)
Accounts Receivable, Net	$20,093	$19,710

The following table summarizes the total provision for expected credit losses and write-offs:

	For The Year Ended December 31,
	2024	2023
Beginning balance	$378	$51
Provision for expected credit losses	24	483
Write-offs and other	(11)	(207)
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	51
Ending Balance	$391	$378

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

The Singapore Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $2,574, consisted of the amount paid in cash of $2,546 and a working capital adjustment of $28. Contingent earn-out payments of up to approximately $317 were excluded from the purchase price and no fair value was assigned to the earn-out as the seller did not achieve the associated revenue milestones through December 2023. The purchase price, which included $491 of cash and cash equivalents acquired, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 31, 2023, with the excess recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company’s goodwill represents the expected profit growth over time that is attributable to expanding our footprint and market share in Singapore and Southeast Asia.

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants, or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of December 31, 2024, there were 52,264 shares of the Company’s common stock available for future issuance under the ISAP.
During the year 2024, the Company granted 47,647 restricted stock units subject to performance vesting conditions for the year ended December 31, 2024, and granted 12,540 discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions. Additionally, 70,373 time-vested restricted stock units were granted to the Global Chief Executive Officer at Hudson RPO. In the previous year, 2023, the Company granted 28,841 restricted stock units subject to performance vesting conditions and granted an additional 1,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions for the year ended December 31, 2023. In addition, 65,105 time-vested restricted stock units were granted to the Global Chief Executive Officer at Hudson RPO.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the year ended December 31, 2024 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	14,939
Performance and service conditions - Type 2 (1) (2)	32,708
Service conditions only - Type 1 (2)	82,913
Total shares of stock award granted	130,560

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the years ended December 31, 2024 and 2023, the Company granted 20,284 and 20,728 restricted stock units to its non-employee directors pursuant to the Director Plan, respectively.
As of December 31, 2024, 234,150 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with its acquisition of Coit Staffing, Inc. Accordingly, for the years ended December 31, 2024 and 2023, the Company recognized $0 and $16 in associated stock-based compensation. See Note 5 for additional information.
For the years ended December 31, 2024 and 2023, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2024	2023
Restricted shares of common stock	$—	$16
Restricted stock units	1,173	1,453
Restricted stock units-cash settled liabilities	107	—
Total	$1,280	$1,469

As of December 31, 2024 and 2023, the Company’s unrecognized compensation expense and the weighted average periods over which the compensation expense is expected to be recognized relating to the unvested portion of the Company’s restricted stock unit awards, were as follows:

	As of December 31,
	2024		2023
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted stock units	$1,445	0.9	$1,346	0.9

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	47,647	$14.51	103,197	$15.03	150,844	$14.87
Vested	(58,479)	$22.40	(54,465)	$17.21	(112,944)	$19.90
Forfeited	(28,841)	$22.27	(680)	$27.16	(29,521)	$22.38
Unvested restricted stock units at December 31	55,591	$17.58	128,474	$14.96	184,065	$15.75
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Year Ended December 31, 2023
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	130,186	$23.56	33,390	$20.31	163,576	$22.89
Granted	28,841	$22.27	87,083	$15.76	115,924	$17.39
Shares earned above target (a)	3,940	$35.72	—	$—	3,940	$35.72
Vested	(58,834)	$22.10	(36,321)	$18.06	(95,155)	$20.56
Forfeited	(8,869)	$35.10	(3,730)	$18.26	(12,599)	$30.11
Unvested restricted stock units at December 31	95,264	$23.49	80,422	$16.50	175,686	$20.29
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)     The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
The total fair value of restricted stock units vested during the years ended December 31, 2024 and 2023 were as follows:

	For The Year Ended December 31,
	2024	2023
Fair value of restricted stock units vested	$1,693	$1,976

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Shares of Common Stock
There were no vested or unvested of restricted shares of common stock for the year ended December 31, 2024. Changes in the Company’s restricted shares of common stock for the year ended December 31, 2023 were as follows:

	For The Year Ended December 31,
	2023
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock units at January 1	17,410	$9.57
Vested	(17,410)	$9.57
Unvested restricted shares of common stock units at December 31	—	$—

NOTE 7 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of net income before provision for income taxes is as follows:

	Year ended December 31,
	2024	2023
Domestic	$(31,531)	$(4,736)
Foreign	28,061	7,304
(Loss) income before provision for income taxes	$(3,470)	$2,568

The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2024	2023
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	(15)	52
Foreign	783	1,410
Total current provision for (benefit from) income taxes	768	1,462
Deferred tax provision (benefit):
U.S. Federal	—	—
State and local	—	—
Foreign	532	(1,092)
Total deferred provision (benefit) from income taxes	532	(1,092)
Total provision for income taxes	$1,300	$370

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Tax Rate Reconciliation

The effective tax rate (“ETR”) for the year ended December 31, 2024 was negative 37.5%, compared to 14.4% for 2023. For the year ended December 31, 2024, the effective tax rates differed from the U.S. federal statutory rate of 21% primarily due to pre-tax losses for which no tax benefit can be recognized, changes in valuation allowances in the U.S., China, and certain foreign jurisdictions that reduce or eliminate the ETR on current year profits or losses, foreign tax rate differences, and non-deductible expenses. For the year ended December 31, 2023, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the lapse of certain statutes of limitations related to Spain, recognition of a portion of a deferred tax asset in Canada, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses. The current year ETR differs significantly from the prior year ETR primarily due to the interaction of similar rate reconciliation items, including change in valuation allowance, with a negative pretax book income in the current period versus positive pretax book income in the prior year comparative period.

The following is a reconciliation of the effective tax rate for the years ended December 31, 2024 and 2023 to the U.S. federal statutory rate of 21%:

	Year ended December 31,
	2024	2023
Provision at federal statutory rates	$(729)	$539
State income taxes, net of federal benefit	1,133	27
Change in valuation allowance	6,817	(1,974)
Taxes related to foreign income	(1,506)	1,706
Non-deductible expenses	(4,943)	(128)
Other federal deferred tax adjustments	—	23
Other state deferred tax adjustments	—	579
Uncertain tax positions	6	(402)
Prior period adjustments	395	—
Permanent differences and other	127	—
Provision for income taxes	$1,300	$370

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been reported as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
Deferred tax assets (liabilities):
Allowance for expected credit losses	$108	$121
Property and equipment	(170)	(269)
Goodwill and intangibles	714	634
Accrued compensation	1,786	2,368
Accrued liabilities and other	29	318
Loss carryforwards	73,672	183,641
Deferred tax assets before valuation allowance	76,139	186,813
Valuation allowance	(73,491)	(183,453)
Deferred tax assets, net of valuation allowance	$2,648	$3,360

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

As a result of the enactment of the Tax Act, the Company has provided tax on GILTI, and therefore, future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by net operating losses (“NOLs”). The Company has not provided any withholding tax with respect to unremitted foreign earnings at December 31, 2024 and December 31, 2023.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

At December 31, 2024, the Company had losses for U.S. federal and state tax purposes of approximately $264,577 in total, made up of net U.S. federal and state NOLs incurred through December 31, 2024 of $240,021 and U.S. federal and state capital losses of $24,556 as a result of the liquidation of Hudson Europe BV on December 31, 2024. U.S. federal and state NOLs through December 31, 2017 expire at various dates through 2037 with $42,060 scheduled to expire at the end of 2024. U.S. federal and state NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year. U.S. federal and state capital losses of $24,556 incurred in 2024 will expire at the end of 2029, as these losses have a five-year carryforward period.

The Company’s utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code (“IRC”), which may limit our ability to utilize all the existing NOLs before the expiration dates. Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $224,124 of the Company’s federal and state NOLs generated through September 2006 and recognized built-in losses during the five- year period after September 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $27,848 of the $224,124 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations. Accordingly, the U.S. federal and state NOLs of $264,577, as indicated above, excluded the $27,848 of tax losses expected to expire prior to utilization due to IRC Section 382 cumulative annual limitations and the deferred tax asset for loss carryforwards of $70,303 also excluded $7,460 of related tax benefits.

As of December 31, 2024, certain international subsidiaries had NOLs for local tax purposes of $15,472. With the exception of $11,617 of NOLs with an indefinite carry forward period as of December 31, 2024, these losses will expire at various dates through 2026 to 2040, with $0 scheduled to expire during 2025. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2024, $71,168 of the valuation allowance relates to the deferred tax asset was comprised of NOLs for U.S. capital losses of $6,009, U.S. federal and state NOLs of $64,294, and foreign NOLs of $865, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $2,323 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	2024	2023
Balance, beginning of year	$60	$360
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Expiration of applicable statutes of limitations	—	(300)
Balance, end of year	$60	$60
The total amount of state and local and foreign unrecognized tax benefits that, if recognized, would affect the effective tax rate was $60 as of both December 31, 2024 and December 31, 2023, exclusive of interest and penalties.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2024 and December 31, 2023, the Company had $33 and $27, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
Based on information available as of December 31, 2024, it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2024, the Company’s open tax years which remain subject to examination by the relevant tax authorities, are between 2015 and 2024, depending on the jurisdiction.

Year
The Company believes that its unrecognized tax benefits as of December 31, 2024 are appropriately recorded for all years subject to examination above.

NOTE 8 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share calculations were as follows:

	For The Year Ended December 31,
	2024		2023
(Loss) earnings per share (“EPS”):
Basic	$(1.59)		$0.72
Diluted	$(1.59)		$0.70
EPS numerator - basic and diluted:
Net (loss) income	$(4,770)		$2,198
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,000		3,064
Common stock equivalents: stock options and restricted stock units	—	(a)	76
Weighted average number of common stock outstanding - diluted	3,000		3,140
(a)    The diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 6 to the Consolidated Financial Statements for further details on unvested restricted stock units) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

The weighted average number of shares outstanding used in the computation of diluted net income per share for the years ended December 31, 2024 and 2023 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	For The Year Ended December 31,
	2024	2023
Unvested restricted stock units	—	247
Total	—	247

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $847 on October 31, 2023 in connection with the Singapore Acquisition. See Note 5 for further information on the Singapore Acquisition.

For the years ended December 31, 2024 and 2023, the changes in carrying amount of goodwill were as follows:

	Carrying Value
	2024	2023
Goodwill, January 1	$5,749	$4,875
Acquisition	—	847
Currency translation	(46)	27
Goodwill, December 31	$5,703	$5,749

On October 1, 2024, the Company applied ASC 350, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying values. To estimate the fair value of these reporting units, the Company used both an income approach and a market approach. The income approach required management to make significant estimates and judgments regarding future cash flows that were based on a number of factors including actual operating results, forecasted revenue and expenses, discount rate assumptions, and long-term growth rate assumptions. The market approach required the use of multiples based on financial metrics for both acquisitions and peer group companies. The Company did not recognize any impairment of goodwill related to these acquisitions. At the conclusion of its assessment, the Company determined the fair value of the reporting units exceeded their carrying values. As such, the Company determined that no impairment of goodwill had taken place as of December 31, 2024.

Intangible Assets
For the years ended December 31, 2024 and 2023, the Company’s Intangible assets consisted of the following components:

2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.9	$145	$(116)	$29
Trade name	6.1	1,634	(731)	903
Customer lists	2.6	3,952	(2,399)	1,553
Developed technology	1.0	657	(651)	6
		$6,388	$(3,897)	$2,491

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

Amortization expense for the years ended December 31, 2024 and 2023 was $1,126 and $1,124, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the years ended December 31, 2024 or 2023.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2024, and for each of the next fiscal years are as follows:

2025	$868
2026	633
2027	548
2028	129
2029	110
Thereafter	203
$2,491

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2024 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2024 Ending Balance
Non-compete agreements	$49	$—	$(18)	$(2)	$29
Trade name	1,123	—	(216)	(4)	903
Customer lists	2,267	—	(709)	(5)	1,553
Developed technology	189	—	(183)	—	6
	$3,628	$—	$(1,126)	$(11)	$2,491

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	January 1, 2023 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2023 Ending Balance
Non-compete agreements	$33	$28	$(14)	$2	$49
Trade name	1,236	87	(202)	2	1,123
Customer lists	2,856	97	(689)	3	2,267
Developed technology	391	—	(219)	17	189
	$4,516	$212	$(1,124)	$24	$3,628

NOTE 10 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
    A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$17,011	$22,611
Restricted cash, current	476	354
Restricted cash, non-current	180	205
Total cash, cash equivalents, and restricted cash	$17,667	$23,170

    Restricted cash primarily includes lease and collateral deposits, as well as bank guarantees for licensing.

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2024 and 2023, the Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Sales, use, payroll taxes and income taxes	$2,596	$2,184
Fees for professional services	882	1,000
Deferred revenue	129	96
Other accruals	897	1,355
Total accrued expenses and other current liabilities	$4,504	$4,635

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory and other contingent liabilities. The Company did not have any legal reserves as of December 31, 2024 and 2023.

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

None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the years ended December 31, 2024 and 2023 were $1,303 and $1,223, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of December 31, 2024 was 2.5 years.

As of December 31, 2024, future minimum operating lease payments are as follows:

	2025	2026	2027	2028	2029	Total
Minimum lease payments	$624	$170	$94	$97	$79	$1,064

As of December 31, 2023, future minimum operating lease payments for capitalized leases due in 2024 was $768.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2024 and 2023, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $17 for each of the years ended December 31, 2024 and 2023, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2024.

Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024 and has no outstanding amounts under the HSBC Facility Agreement. The interest expense and fees incurred on the HSBC Facility Agreement amounted to $6 and $3 for the years ending December 31, 2024 and 2023, respectively.

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

For the year ended December 31, 2024, the Company repurchased a total of 154,084 shares of its common stock for a cost of $2.5 million under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $0.7 million that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1.2 million, as well as 40,267 shares of its common stock on the open market for a cost of $0.7 million. For the year ended December 31, 2023, the Company repurchased 48,234 shares of its common stock on the open market for $1.0 million. As of December 31, 2024, under the July 30, 2015 and August 8, 2023 authorizations combined, the Company had repurchased an aggregate of 667,496 shares for a total cost of $12.9 million, completing the July 30, 2015 authorization and leaving $2.1 million available for purchase under the August 8, 2023 authorization.

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

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	December 31,
	2024	2023
Foreign currency translation adjustments	$(2,717)	$(1,290)
Accumulated other comprehensive loss	$(2,717)	$(1,290)

NOTE 15 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000. The registration statement was declared effective by the SEC on July 26, 2022. As of December 31, 2024, no securities had been offered or issued under the registration statement.

NOTE 16 – STOCKHOLDER RIGHTS PLAN

On October 15, 2018, the Company’s Board of Directors declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (as amended, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The Company’s stockholders approved the Rights Agreement at the Company’s 2019 Annual Meeting of Stockholders held on May 6, 2019. On September 28, 2021, the Company and the Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”) that amended the Rights Agreement to extend its term through October 15, 2024. The amendment was approved by the Board on September 28, 2021, subject to stockholder approval, and the Company’s

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
stockholders approved the Amendment at the Company’s 2022 Annual Meeting of Stockholders held on May 17, 2022. The Board of Directors has taken further action to amend the Original Rights Agreement, as amended by the First Amendment, to extend the expiration of the Rights Agreement to October 15, 2027, as contemplated in the Second Amendment to Rights Agreement (the “Second Amendment”). The Second Amendment was approved by the Board on June 13, 2024, subject to stockholder approval, and the Company’s stockholders approved the Amendment at the Company’s 2024 Annual Meeting of Stockholders held on July 31, 2024.

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

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA

Segment Reporting

The Company manages its business primarily on a geographic basis, with three reportable segments: the Hudson regional businesses of Americas, Asia Pacific, and EMEA. The reportable segments are consistent with management's approach to segment reporting used by the Global Chief Executive Officer of Hudson Global Inc. and the Global Chief Executive Officer of Hudson RPO, who both serve as the Company’s Chief Operating Decision Maker, to assess segment performance and allocate resources. The Americas segment includes the United States and Canada. The EMEA segment includes the United Kingdom and countries across Continental Europe and the United Arab Emirates, while the Asia Pacific segment comprises Australia, New Zealand, and other countries in Asia. The Company evaluates the performance of its reportable segments using an EBITDA metric which is defined as earnings before interest, income taxes, depreciation, and amortization. In addition, certain corporate-related costs are not allocated to the segments. Each reportable segment generates its revenue through RPO services, consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies.

Corporate expenses are reported separately for the three reportable segments and pertain to certain functions, such as executive management, corporate governance, investor relations, legal, accounting, tax, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them, and have been allocated to the segments as management service expenses, and are included in the segments’ non-operating other income (expense). We have disclosed for each reportable segment the significant expense that are reviewed by CODM in the tables below with no additional significant expenses beyond those presented. Segment information is presented in accordance with ASC 280, “Segment Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Americas	Asia Pacific	EMEA	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2024
Revenue, from external customers	$27,894	$86,704	$25,458	$—	$—	$140,056
Inter-segment revenue	210	4	41	—	(255)	—
Total revenue	$28,104	$86,708	$25,499	$—	$(255)	$140,056
Adjusted net revenue, from external customers (a)	$25,144	$29,416	$15,592	$—	$—	$70,152
Inter-segment adjusted net revenue	206	(226)	19	—	1	—
Total adjusted net revenue	$25,350	$29,190	$15,611	$—	$1	$70,152
Salaries and related	$(19,603)	$(23,773)	$(13,567)	$(1,366)	$—	$(58,309)
EBITDA (loss), unaudited (b)	$339	$482	$298	$(3,588)	$—	$(2,469)
Depreciation and amortization	(1,163)	(161)	(26)	(11)	—	(1,361)
Interest income, net	—	9	—	351	—	360
Intercompany interest (expense) income, net	—	(529)	—	529	—	—
Provision for income taxes	(126)	(364)	(752)	(58)	—	(1,300)
Net loss	$(950)	$(563)	$(480)	$(2,777)	$—	$(4,770)
As of December 31, 2024
Accounts receivable, net	$4,740	$9,254	$6,099	$—	$—	$20,093
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,640	$1,744	$26	$26	$—	$8,436
Total assets	$14,455	$21,425	$9,393	$7,310	$—	$52,583

	Americas	Asia Pacific	EMEA	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2023
Revenue, from external customers	$31,254	$103,857	$26,227	$—	$—	$161,338
Inter-segment revenue	326	—	(27)	—	(299)	—
Total revenue	$31,580	$103,857	$26,200	$—	$(299)	$161,338
Adjusted net revenue, from external customers (a)	$30,141	$33,675	$16,451	$—	$—	$80,267
Inter-segment adjusted net revenue	326	(208)	(84)	—	(34)	—
Total adjusted net revenue	$30,467	$33,467	$16,367	$—	$(34)	$80,267
Salaries and related	$(25,224)	$(23,467)	$(12,848)	$(1,320)	$—	$(62,859)
EBITDA (loss), unaudited (b)	$(704)	$5,859	$1,582	$(3,074)	$—	$3,663
Depreciation and amortization	(1,282)	(146)	(29)	(10)	—	(1,467)
Interest income, net	—	2	(1)	371	—	372
Intercompany interest (expense) income, net	—	(505)	—	505	—	—
(Provision for) benefit from income taxes	83	(1,524)	724	347	—	(370)
Net income (loss)	$(1,903)	$3,686	$2,276	$(1,861)	$—	$2,198
As of December 31, 2023
Accounts receivable, net	$5,502	$9,280	$4,928	$—	$—	$19,710
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,773	$1,954	$33	$38	$—	$9,798
Total assets	$17,632	$23,604	$11,064	$8,658	$—	$60,958

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2024 and 2023 and net assets by geographic area as of December 31, 2024 and 2023 were as follows:

Information by geographic region	Australia	United Kingdom	United States	Other	Total
For the Year Ended December 31, 2024
Revenue (a)	$70,674	$22,900	$26,577	$19,905	$140,056
For the Year Ended December 31, 2023
Revenue (a)	$92,505	$24,810	$29,333	$14,690	$161,338
As of December 31, 2024
Long-lived assets, net (b)	$20	$16	$6,667	$1,733	$8,436
Net assets	$7,788	$3,076	$17,066	$12,498	$40,428
As of December 31, 2023
Long-lived assets, net (b)	$49	$33	$7,811	$1,905	$9,798
Net assets	$9,634	$5,084	$22,585	$11,251	$48,554

(a)     Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible and goodwill, net of accumulated depreciation and amortization.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 18 – VALUATION RESERVES

The following table summarizes the activity in our valuation accounts during the fiscal years ended December 31, 2024 and 2023.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	and Other	of Period
Year Ended December 31, 2024
Allowance for Expected Credit Losses	$378	$24	$(11)	$391
Deferred tax assets-valuation allowance	$183,453	$456	$(110,418)	$73,491

Year Ended December 31, 2023
Allowance for Expected Credit Losses	$51	$483	$(156)	$378
Deferred tax assets-valuation allowance	$185,352	$41	$(1,940)	$183,453

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024. Such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s rules for non-accelerated filers that permit the Company to provide only management’s assessment report for the year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Title
Jeffrey E. Eberwein	54	Chief Executive Officer and Director
Jacob “Jake” Zabkowicz	42	Global Chief Executive Officer, Hudson RPO Holdings LLC
Matthew K. Diamond	49	Chief Financial Officer
Mimi K. Drake	56	Director
Robert G. Pearse	65	Director
Connia M. Nelson	69	Director

    Jeffrey E. Eberwein, has served as a director since May 2014. Mr. Eberwein has served as Chief Executive Officer since April 2018, with responsibility for the Company’s growth strategy, operational execution, and overall performance. Mr. Eberwein formerly ran Lone Star Value Management, an investment firm he founded in 2013. He has over 25 years of Wall Street experience and valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value Management in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. Additionally, Mr. Eberwein serves as Executive Chairman of the Board at one other publicly traded company: Star Equity Holdings, Inc., a diversified holding company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018 and served as Chairman of the Board of Crossroads Systems, Inc. from June 2013 to May 2016, NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014, AMERI Holdings, Inc. from May 2015 to August 2018, ATRM Holdings, Inc. from January 2013 until September 2019 and Goldfield Corporation from 2012 to 2013. The particular experience, qualifications, attributes, or skills that led our Board of Directors to conclude that Mr. Eberwein should continue to serve as a director of our Company include his expertise in finance and experience in the investment community.

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

    Mimi K. Drake, has served as a director since February 2019 and as Board Chair since January 2022. Ms. Drake brings to the Board of Directors nearly 30 years of experience in the financial services industry, primarily in strategic, operating and client-focused roles. Ms. Drake serves as a Partner and Co-Market Leader at Cerity Partners, a national wealth management firm. Ms. Drake joined Permit Capital Advisors, the predecessor firm that merged with Cerity Partners, in 2011 and previously served as its President and Co-CEO. Ms. Drake’s career includes executive management roles in asset management companies, where she helped to bring the firms’ strategies to market and scale them successfully. In addition to her career in financial services, Ms. Drake has also spent almost twenty years working to improve diversity and inclusion in financial services. She has served as a Founding Board Member and Chair of the Board of 100 Women in Finance, one of the largest female financial services associations in the world, with more than 25,000 members in 32 global locations. This organization includes decision makers at many of the major global financial services firms, endowments, foundations, pension funds and private equity firms. Ms. Drake is also a guest lecturer at Wharton’s Advanced Management Social Entrepreneurship program. In addition, she serves on the boards of Thomas Jefferson University and Jefferson Health System. Ms. Drake joined the Board of Directors of Evolution AB, a Swedish-based public company, in 2021 and serves as a member of its Audit Committee. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Drake should continue to serve as a director of our Company include her expertise in investment and financial services and extensive contacts throughout multiple industries, as well as her passion for improving workplace diversity and inclusion.

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

Connia M. Nelson, has served as a director since February 2019. She brings extensive expertise in human capital management, talent acquisition, culture, and organizational leadership. Ms. Nelson most recently served as Chief Human Resources Officer at Lifeway Christian Resources where she led strategic initiatives in talent acquisition, compensation, employee experience, performance excellence, diversity, and employee engagement. Prior to this role, she was Vice President of Human Resources at Lifeway Christian Resources from September 2016 to September 2018. Before joining Lifeway, Ms. Nelson had a distinguished 16-year tenure at Verizon Communications, where she served as Senior Vice President of Human Resources. At Verizon, she developed global talent management strategies, strengthened succession planning, enhanced employer branding, and led diversity and inclusion efforts. She also oversaw total rewards, employee engagement, business ethics, and employee relations. Ms. Nelson has served on the Board of Trustees for Post University in Waterbury, CT, since 2004, where she is currently a member of the Academic Committee and previously co-chaired the Marketing Committee. She also serves on the board of Boulo Solutions, an organization providing flexible work solutions. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Nelson should continue to serve as a director of our Company include her extensive recruitment industry experience and human capital management experience.

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

Insider Trading Policy

    Our Board of Directors has adopted an insider trading policy that applies to all of its officers, directors and employees. Our insider trading policy prohibits officers, directors and employees from trading in Company securities while in possession of or on the basis of material non-public information. In addition, officers, directors and employees are prohibited from engaging in any of the following types of transactions with respect to the Company’s securities: (i) short sales, including short sales “against the box”, (ii) purchases or sales of puts, calls, or other derivative securities or (iii) purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or other similar transactions that directly hedge or offset, or are designed to directly hedge or offset, any decrease in the market value of Company securities. A copy of our insider trading policy is attached as Exhibit 19 to this Annual Report on Form 10-K.

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

Compensation Committee
    The Compensation Committee presently consists of Connia M. Nelson (Chair), Robert G. Pearse, and Mimi K. Drake, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and SEC rules. Our Compensation Committee members also qualified as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to years prior to 2019. None of the members of our Compensation Committee at any time in the past fiscal year has been one of our officers or employees or an officer or employee of one of our subsidiaries at any time during the fiscal year ended December 31, 2024. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. The Compensation Committee’s primary responsibility is to assure that the non-employee members of our Board of Directors, the executive officers (including the Chief Executive Officer) and key management are compensated effectively and in a manner consistent with our stated compensation strategy, internal equity considerations, competitive practices, and the requirements of the appropriate regulatory bodies. The Compensation Committee has overall responsibility for approving and evaluating the compensation of executive officers (including the Chief Executive Officer), key management and outside directors, and administers our long-term incentive programs, including our equity compensation plan.

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

The Compensation Committee has the final authority to hire and terminate Pay Governance LLC or any other compensation adviser. The Compensation Committee also evaluates Pay Governance LLC periodically. In addition, the Compensation Committee has the responsibility to consider the independence of Pay Governance LLC or any other compensation adviser before engaging the adviser. During 2024, the Compensation Committee reviewed the independence of Pay Governance LLC and the individual representatives of Pay Governance LLC who served as the Compensation Committee’s consultants pursuant to the requirements of Nasdaq and the SEC and the specific independence factors that the requirements cite and concluded, based on such review, that Pay Governance LLC’s work for the Compensation Committee does not raise any conflict of interest. In 2024, Pay Governance LLC did not provide any services to the Compensation Committee other than the executive and director compensation-related consulting services as described previously. Other than as described previously, management did not obtain any additional services from Pay Governance LLC in 2024.

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

Delinquent Section 16(a) Reports

    Section 16(a) of the Exchange Act requires our directors, executive officers, and any person beneficially owning more than 10% of our common stock to file reports concerning their ownership of our equity securities with the SEC. Based solely on a review of the forms filed electronically with the SEC during Fiscal 2024 and on written representations that no Form 5 was required to be filed, we believe that, during Fiscal 2024, all of our directors, executive officers, and persons who beneficially owned more than 10% of our common stock timely complied with the Section 16(a) filing requirements, except for one inadvertent late filing of a Form 4 by Mr. Diamond filed on February 14, 2024 reporting transactions that occurred on January 27, 2024.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2024 and 2023
    The following table sets forth certain information concerning the compensation earned for 2024 and 2023 by (i) our Chief Executive Officer of Hudson Global, Inc., (ii) our Global Chief Executive Officer, Hudson RPO Holdings LLC, and (iii) Chief Financial Officer of Hudson Global, Inc. Because only three individuals served as our executive officers of the Company at any time during the year ended December 31, 2024, we only have three named executive officers. The persons named in the table are also referred to in this Form 10-K/A as the “named executive officers.”

Name and Principal Position	Year	Salary	Stock Awards (5)	Option Awards (6)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (7)	Total
Jeffrey E. Eberwein, Chief Executive Officer (1)	2024	$400,000	$—	$—	$—	$ 10,350 (8)	$410,350
	2023	$400,000	$—	$—	$—	$ 9,900 (8)	$409,900
Matthew K. Diamond, Chief Financial Officer (2)	2024	$250,000	$100,011	$—	$50,000	$ 9,002 (8)	$409,013
	2023	$250,000	$—	$—	$—	$ 9,501 (8)	$259,501
Jacob “Jake” Zabkowicz, Chief Executive Officer of Hudson RPO (3)	2024	$400,000	$1,000,000	$—	$350,000	$ 10,350 (8)	$1,760,350
	2023	$51,515	$1,000,013	$—	$470,000	$ 833 (8)	$1,522,361

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

(8)    Consists only of our matching contributions under our 401(k) Savings Plan.

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

Incentive Compensation Program

    Our Compensation Committee annually sets bonus performance targets to help drive growth in our financial performance year-over-year. Effective March 31, 2023, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an incentive compensation plan (the “20232 CEO/CFO Incentive Compensation Plan”) for the Company’s Chief Executive Officer, Jeffrey E. Eberwein, and Chief Financial Officer, Matthew K. Diamond, for the year ending December 31, 2023. The 2023 CEO/CFO Incentive Compensation Plan is designed to award such officers for achieving certain corporate objectives and provides for both equity and cash incentive opportunities. Pursuant to the 2023 CEO/CFO Incentive Compensation Plan, the Committee set the target cash opportunity for Mr. Eberwein and Mr. Diamond at $100,000 and $87,500, respectively, and the target restricted stock unit opportunity at $470,000 and $150,000, respectively. Payouts under the 2023 CEO/CFO Incentive Compensation Plan were based upon whether the Company in 2023 achieved EBITDA exceeding certain specified amounts. The Committee also approved the 2023 Incentive Compensation Plan for other executives of the Company, which is designed to award such executives for achieving certain group and division objectives and provides for both equity and cash incentive opportunities. As a result of our Adjusted EBITDA performance relative to the 2023 bonus targets, no bonuses were paid and no restricted stock units were awarded to Mr. Eberwein and Mr. Diamond.

Effective March 11, 2024, the Compensation Committee of the Board of Directors of the Company approved an incentive compensation plan (the “2024 CEO/CFO Incentive Compensation Plan” for the Company’s Chief Executive Officer, Jeffrey E. Eberwein, and Chief Financial Officer, Matthew K. Diamond, for the year ending December 31, 2024. Pursuant to the 2024 CEO/CFO Incentive Compensation Plan, the Committee set the target cash opportunity for each of Mr. Eberwein and Mr. Diamond at $100,000, and the target restricted stock unit opportunity at $470,000 and $150,000 for Mr. Eberwein and Mr. Diamond, respectively. Payouts under the 2024 CEO/CFO Incentive Compensation Plan were based upon whether the Company in 2024 achieved EBITDA exceeding certain specified amounts. The Committee also approved the 2024 Incentive Compensation Plan for other executives of the Company, which is designed to award such executives for achieving certain group and division objectives and provides for both equity and cash incentive opportunities. As a result of our Adjusted EBITDA performance relative to the 2024 bonus targets, no bonuses were paid under the 2024 CEO/CFO Incentive Compensation Plan and no restricted stock units were awarded to Mr. Eberwein and Mr. Diamond thereunder.

On May 29, 2024 (the “Grant Date”), the Board of Directors, based on the recommendation of the Compensation Committee of the Board, approved the following discretionary awards to Matthew Diamond, Chief Financial Officer of the Company: (i) a cash bonus payment in the amount of $50,000 in recognition of Mr. Diamond’s recent strategic value contributions to the Company; and (ii) a grant of 6,290 restricted stock units.

Restricted Stock Units

    The grants of restricted stock units made to our named executive officers vest based on performance conditions and service time conditions, as described below in Footnote 1 under “Outstanding Equity Awards at December 31, 2024.” See “Potential Payments Upon Termination or Change-in-Control—Restricted Stock Agreements” for a description of the terms of the restricted stock units triggered upon a termination of the employment of a named executive officer or a change in control of our Company.

Stock Ownership Guidelines

    The Board of Directors has established a Stock Ownership Policy for senior management, including our named executive officers, and it is intended to further align the interests of management and stockholders. Under the Stock Ownership Policy, executives, other than the Chief Executive Officer, are required to own shares of our common stock with a value equal to at least one time their respective base salaries. The Chief Executive Officer must own shares of our common stock with a value equal to at least two times his annual base salary. An executive must satisfy the ownership requirements within five years of the date of the executive’s appointment to a position covered by the Stock Ownership Policy. Stock ownership can consist of shares owned directly by the executive, vested restricted shares, deferred shares, shares in the executive’s 401(k) account, and shares owned through the Employee Stock Purchase Plan. Vested and unvested stock options, unvested restricted stock units, and unvested restricted shares will not apply to the ownership level. The value of our common stock held by executives is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of an executive’s shares reaches the required market value, the executive will be deemed to have met the stock ownership requirements and must retain only the number of shares that were required to meet the stock ownership requirements as of the date the executive first met the requirements. As of December 31, 2024, the last measurement date for compliance with the Stock Ownership Policy, the named executive officers continuing in office had not met their respective stock ownership requirements, but were on track to do so within the five-year prescribed period. No named executive officer who had not met their stock ownership requirement sold shares or exercised options during 2024.

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

Perquisites

We provide no perquisites to our named executive officers as a group, and in 2024, we did not provide perquisites in an aggregate amount greater than $10,000 to any individual named executive officer.

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

Outstanding Equity Awards at December 31, 2024
    The following table sets forth information on outstanding restricted stock unit awards held by the named executive officers at December 31, 2024, including the restricted stock units that have not vested based on the closing market price for our common stock on December 31, 2024, the last business day of our fiscal year, of $13.05. No stock options or restricted stock were held by the named executive officers at December 31, 2024.

	Stock Awards
Name	Grant Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
Jeffrey Eberwein (4)	03/07/2022	2,045	(1)	$26,687

Jacob “Jake” Zabkowicz (5)	11/15/2023	43,620	(2)	$569,241
	11/15/2024	70,373	(2)	$918,368
		113,993		$1,487,609

Matthew K. Diamond (5)	03/07/2022	1,327	(1)	$17,317
	05/29/2024	6,290	(3)	$82,085
		7,617		$99,402

(1)    Represents RSUs awarded on March 7, 2022, which vest over a three-year period. The RSUs were subject to performance conditions for the year ended December 31, 2022, which have all been satisfied. The remaining unvested restricted stock units are scheduled to vest on March 7, 2025.

(2)    The restricted stock units awarded to Mr. Zabkowicz on November 15, 2023 and November 15, 2024, were granted pursuant to his Employment Agreement.

(3)    Represents RSUs awarded on May 29, 2024, which vest over a three-year period.

(4)    The shares of restricted stock units granted to Mr. Eberwein on March 7, 2022 will not be issued until up to 90 days after Mr. Eberwein ceases service to the Company. 66.6% of the restricted stock units granted vest on the first anniversary of the grant date, and 16.7% of the restricted stock units granted vest on the second and third anniversaries of the grant date.

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

The estimated amount of compensation payable to Mr. Eberwein in the event of a termination of employment or a change in control of our Company is listed in the table below, assuming that the termination and/or change in control of our Company occurred at December 31, 2024, the last business day of our fiscal year, and that our common stock is valued at $13.05, the closing market price for our common stock on December 31, 2024. Descriptions of the circumstances that would trigger payments or the provision of other benefits to these named executive officers, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements and plans, and other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Payments and Benefits to Jeffrey E. Eberwein (1)
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$400,000	$—	$—	$—	$500,000
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock Units	$—	$26,687	$26,687	$—	$—	$26,687
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$426,687	$26,687	$—	$—	$526,687

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

Payments and Benefits to Jacob “Jake” Zabkowicz
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason (1)	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason (1)
Severance	$—	$600,000	$—	$—	$—	$600,000
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock Units	$—	$2,487,609	$1,487,609	$—	$—	$2,487,609
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$3,087,609	$1,487,609	$—	$—	$3,087,609
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

Payments and Benefits to Matthew K. Diamond
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$—	$—	$—	$—	$—
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock Units	$—	$—	$99,402	$—	$—	$99,402
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$—	$99,402	$—	$—	$99,402

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

No restricted stock was held by our named executive officers at December 31, 2024.

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
The restricted stock units set forth in the tables above include the value attributable to unvested restricted stock units held by our named executive officers, valued at the closing market price of our common stock on December 31, 2024, the last business day of our 2024 fiscal year.

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

Stock Option Agreements

    No stock options were granted to employees in 2024, and no stock options were held by our named executive officers at December 31, 2024.

Compensation of Non-Employee Directors for Fiscal 2024

    The following table sets forth information regarding the compensation received by each of our directors during 2024, other than Mr. Eberwein who did not receive any compensation for serving as a director and whose compensation as an executive officer is set forth above under “Executive Compensation – Summary Compensation Table”.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Mimi K. Drake	$—	$126,536	$—	$126,536
Connia M. Nelson	$—	$106,563	$—	$106,563
Robert G. Pearse	$—	$120,038	$—	$120,038

(1)    The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for all awards of share units granted during the fiscal year under our Director Deferred Share Plan. Assumptions used in the calculation of these amounts are included in Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(2)    There were no outstanding stock options for any of our directors as of December 31, 2024.

Retainer and Meeting Fees

    Each non-employee director is entitled to receive an annual retainer of $25,000 paid in quarterly installments. The Chairs of the Audit Committee, Compensation Committee, and Nominating and Governance Committee receive an additional annual retainer of $25,000, $10,000, and $5,000, respectively, paid in quarterly installments, for serving as chair of such committee. Each director serving as a member on the Audit Committee, Compensation Committee, and Nominating and Governance Committee receives an annual retainer of $4,000, $2,500, and $2,500, respectively, paid in quarterly installments, for service on such committee. The Board Chair receives an annual fee of $25,000, paid in quarterly installments, for serving as the Chair of our Board of Directors. The annual retainer and the retainer for serving as a Chair of a Board committee are paid in “share units” each pursuant to the “Director Deferred Share Plan” as described below. Also, each non-employee director is entitled to receive $65,000 annually paid in share units as described below under “Director Deferred Share Plan.” Additionally, directors are reimbursed for out-of-pocket expenses associated with attending meetings of the Board of Directors and Board committees.

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

No directors held any outstanding stock options as of December 31, 2024.

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

Timing of Certain Equity Award Grants

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of certain equity incentive awards close in time to the release of material non-public information. Though the Company does not have a formal policy regarding the timing of equity incentive compensation, neither the Board of Directors nor the Compensation Committee grants equity awards in anticipation of the release of material nonpublic information, and the Company does not time the release of material nonpublic information based on equity award grant dates. The Company has not granted any stock options or stock appreciation rights in the fiscal year ended December 31, 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2024.

	Number of shares remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by stockholders:
2009 Incentive Stock and Awards Plan	52,264	(1)
Employee Stock Purchase Plan	11,632	(2)
Total	63,896

(1)Excludes 184,065 shares of unvested restricted common stock previously granted under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.
(2)The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 12, 2025 by: (i) each director and nominee for director; (ii) each of the named executive officers named in the Summary Compensation Table set forth above; and (iii) all of the directors, nominees and executive officers as a group. Each of the holders listed below has sole voting and investment power over the shares beneficially owned by such holder. None of the holders listed below have pledged any of their shares as security.

	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Name of Beneficial Owner
Mathew K. Diamond (1)	12,074	*
Mimi K. Drake (2)	—	*
Jeffrey E. Eberwein (2)(3)	274,378	10.0%
Connia M. Nelson (2)	—	*
Robert G. Pearse (2)	—	*
Jacob “Jake” Zabkowicz (1)	14,855	*
All directors, nominees and executive officers as a group (6 persons) (1)(2)(3)	301,307	11.0%

* Denotes less than 1%.

(1)    Excludes unvested restricted stock units of 113,993 for Jacob “Jake” Zabkowicz and 6,290 for Mathew K. Diamond under our 2009 Incentive Stock and Awards Plan, as amended and restated, which are payable in shares of common stock.

(2)    Excludes the following share units under our Director Deferred Share Plan, which are payable only in shares of common stock to directors up to 90 days after ceasing service as a Board of Directors member, and therefore are not considered to be beneficially owned: Mimi K. Drake, 40,319; Jeffrey E. Eberwein, 27,156; Robert G. Pearse, 11,966; Connia M. Nelson, 38,290; and all directors and executive officers as a group, 117,731 shares.

(3)    Excludes 118,464 share units under our 2009 Incentive Stock and Awards Plan, as amended and restated, which are unvested and/or payable in shares of common stock up to 90 days following Mr. Eberwein ceasing to provide service to the Company, and therefore are not considered to be beneficially owned.

Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by other persons known to us to own more than 5% of our outstanding common stock as of March 12, 2025.

Amount and Nature of Beneficial Ownership (1)
	Voting Power		Investment Power
Name and Address of Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Percent of Class
Hotchkis and Wiley Capital (1) Management, LLC 601 South Figueroa St., 39th Floor Los Angeles, CA 90017	269,257	—	334,637	—	334,637	12.2%
Heartland Advisors, Inc. (2) 789 North Water St., Suite 1200 Milwaukee, WI 53202	—	287,626	—	301,466	301,466	11.0%
Mink Brook Capital GP LLC (3) 201 Summa Street West Palm Beach, FL 33405	—	243,128	—	243,128	243,128	8.8%
The Vanguard Group (4) 100 Vanguard Blvd. Malvern, PA 19355	—	—	141,311	1,056	142,367	5.2%

(1)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on February 13, 2024.

(2)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on February 8, 2024.

(3)    These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on November 12, 2024.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees
    The following table presents fees billed for professional audit services rendered by Wolf & Company, P.C. (“Wolf”) for the audit of our annual financial statements for the fiscal year ended December 31, 2024 and December 31, 2023, and fees billed for other services rendered by Wolf in those periods.

	2024	2023
Audit fees (1)	$628,000	$688,039
Audit-related fees (2)	32,500	39,500
Tax fees (3)	—	13,297
All other fees (4)	—	1,000
Total fees	$660,500	$741,836

(1)    Audit fees consist of the aggregate fees billed for professional services rendered by Wolf for the audit and review of financial statements and services provided in connection with statutory and regulatory filings (domestic and international).
(2)    Audit-related fees consist of audit services of our employee benefit plan by Wolf and BDO, as applicable, filed on Form 11-K.
(3)    Tax fees consist of professional services rendered by BDO relating to tax studies.
(4)     All Other Fees consist of fees for services other than the services reported above.

    The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of Wolf, and all such services were approved by the Audit Committee.

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

(4.3)
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

(10.26)	Employment Agreement, dated October 6, 2023, by and between Hudson Global, Inc. and Jacob “Jake” Zabkowicz.
(14.1)	Hudson Global, Inc. Code of Business Conduct and Ethics, adopted February 18, 2004, as revised May 3, 2021.
(19)**	Hudson Global, Inc. Insider Trading Policy, revised February 6, 2024.
(21)	Subsidiaries of Hudson Global, Inc.
(23.1)	Consent of Wolf & Company, P.C.
(31.1)**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(97.1)
Hudson Global, Inc. Incentive-Based Compensation Clawback Policy, dated November 29, 2023 (incorporated by reference to Exhibit 97.1 to Hudson Global, Inc. Annual Report on Form 10K dated March 14, 2024 (File No. 001-38704)).

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023, (iii) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished, not filed.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	March 14, 2025

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

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2025
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	March 14, 2025
Matthew K. Diamond

/s/ MIMI DRAKE	Board Chair	March 14, 2025
Mimi Drake

/s/ ROBERT G. PEARSE	Director	March 14, 2025
Robert G. Pearse

/s/ CONNIA NELSON	Director	March 14, 2025
Connia Nelson