Form 10-Q
period 2025-03-31
Hudson Global, Inc.
filed 2025-05-13
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 26, 2025
Common Stock - $0.001 par value	2,750,735

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
for
HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$31,866	$33,891

Operating expenses:
Direct contracting costs and reimbursed expenses	15,468	17,561
Salaries and related	14,345	15,166
Office and general	2,564	2,929
Marketing and promotion	930	878
Depreciation and amortization	283	397
Total operating expenses	33,590	36,931
Operating loss	(1,724)	(3,040)
Non-operating income (expense):
Interest income, net	71	93
Other expense, net	(71)	(39)
Loss before income taxes	(1,724)	(2,986)
Provision for (benefit from) income taxes	32	(88)
Net loss	$(1,756)	$(2,898)
Loss per share:
Basic	$(0.59)	$(0.95)
Diluted	$(0.59)	$(0.95)
Weighted-average shares outstanding:
Basic	2,985	3,041
Diluted	2,985	3,041

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Comprehensive loss:
Net loss	$(1,756)	$(2,898)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	424	(636)
Total other comprehensive income (loss), net of income taxes	424	(636)
Comprehensive loss	$(1,332)	$(3,534)

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,553	$17,011
Accounts receivable, less allowance for expected credit losses of $227 and $391, respectively	21,281	20,093
Restricted cash, current	487	476
Prepaid and other	2,885	2,560
Total current assets	41,206	40,140
Property and equipment, net of accumulated depreciation of $1,665 and $1,668, respectively	213	242
Operating lease right-of-use assets	828	1,024
Goodwill	5,717	5,703
Intangible assets, net of accumulated amortization of $4,135 and $3,897, respectively	2,256	2,491
Deferred tax assets, net	2,677	2,648
Restricted cash, non-current	174	180
Other assets	114	155
Total assets	$53,185	$52,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,064	$1,789
Accrued salaries, commissions, and benefits	4,570	4,306
Accrued expenses and other current liabilities	4,679	4,504
Operating lease obligations, current	471	623
Total current liabilities	12,784	11,222
Income tax payable	94	93
Operating lease obligations	401	441
Other liabilities	432	399
Total liabilities	13,711	12,155
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 4,035 and 4,033 shares issued; 2,751 and 2,750 shares outstanding, respectively	4	4
Additional paid-in capital	494,595	494,209
Accumulated deficit	(431,773)	(430,017)
Accumulated other comprehensive loss, net of applicable tax	(2,293)	(2,717)
Treasury stock, 1,284 and 1,283 shares, respectively, at cost	(21,059)	(21,051)
Total stockholders’ equity	39,474	40,428
Total liabilities and stockholders’ equity	$53,185	$52,583

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,756)	$(2,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	397
Provision for expected credit losses	6	(8)
Provision for (benefit from) deferred income taxes	31	(287)
Stock-based compensation	386	378
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(1,199)	(1,626)
Increase in prepaid and other assets	(326)	(702)
Increase in accounts payable, accrued expenses, and other liabilities	1,773	2,961
Net cash used in operating activities	(802)	(1,785)
Cash flows from investing activities:
Capital expenditures	(6)	(9)
Proceeds from corporate benefit policy	—	1,076
Net cash (used in) provided by investing activities	(6)	1,067
Cash flows from financing activities:
Purchase of treasury stock (including payment of tax withholdings)	—	(936)
Cash paid for net settlement of employee restricted stock units	(8)	(159)
Net cash used in financing activities	(8)	(1,095)
Effect of exchange rates on cash, cash equivalents, and restricted cash	363	(358)
Net decrease in cash, cash equivalents, and restricted cash	(453)	(2,171)
Cash, cash equivalents, and restricted cash, beginning of the period	17,667	23,170
Cash, cash equivalents, and restricted cash, end of the period	$17,214	$20,999
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$71	$93
Net cash payments during the period for income taxes	$283	$147
Cash paid for amounts included in operating lease liabilities	$205	$208

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2025		March 31, 2024
	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,750	$40,428	2,807	$48,554

Common stock and additional paid-in capital:
Beginning balance	4,033	494,213	3,896	493,040
Stock-based compensation expense	2	386	99	378
Ending balance	4,035	494,599	3,995	493,418

Treasury stock:
Beginning balance	(1,283)	(21,051)	(1,089)	(17,949)
Purchase of treasury stock (including payment of tax withholdings)	—	—	(63)	(936)
Purchase of net settled restricted stock from employees	(1)	(8)	(10)	(159)
Ending balance	(1,284)	(21,059)	(1,162)	(19,044)

Accumulated other comprehensive loss:
Beginning balance		(2,717)		(1,290)
Other comprehensive income (loss)		424		(636)
Ending balance		(2,293)		(1,926)

Accumulated deficit:
Beginning balance		(430,017)		(425,247)
Net loss		(1,756)		(2,898)
Ending balance		(431,773)		(428,145)

Total stockholders’ equity, ending balance	2,751	$39,474	2,833	$44,303

See accompanying notes to Condensed Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2 – DESCRIPTION OF BUSINESS

    The Company delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in fifteen countries with three reportable geographic business segments: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.
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

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standard Update Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies FASB Accounting Standards Codification 740 to enhance the transparency and decision usefulness of income tax disclosures. ASU No. 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this new guidance and expects to adopt it in the annual report for the fiscal year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on both an interim and annual basis. Subsequently, in January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance is effective for the Company for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. It may be applied on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the update to determine the impact on the Company’s disclosures.

Adoption of New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve segment reporting requirements, primarily through enhanced disclosures on significant segment expenses. Other disclosures that the ASU requires public entities to provide include the title and position of the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for the year ended December 31, 2024, and has disclosed significant expenses reviewed by the CODM for each reportable segment, with no additional significant expenses identified beyond those presented. See Note 15.“Segment and Geographic Data” to the Condensed Consolidated Financial Statements.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. In the three months ended March 31, 2025, approximately $0.1 million in bonuses were approved and paid to our contract employees. No bonuses were approved and paid to our contract employees on behalf of our clients in the three months ended March 31, 2024.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, deferred revenue was $98 and $129, respectively, and was included in the “Accrued expenses and other current liabilities” caption on the Company’s Condensed Consolidated Balance Sheets.

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

	Three Months Ended March 31,
	2025	2024
RPO	$15,742	$15,838
Contracting	16,124	18,053
Total Revenue	$31,866	$33,891

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $6,715 and $5,925 as of March 31, 2025 and December 31, 2024, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

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

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
Accounts Receivable:	2025	2024
Billed receivables	$14,793	$14,559
Unbilled receivables	6,715	5,925
Accounts Receivable, Gross	$21,508	$20,484
Allowance for expected credit losses	(227)	(391)
Accounts Receivable, Net	$21,281	$20,093

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$391	$378
Provision for expected credit losses	6	(8)
Write-offs	(170)	(3)
Ending Balance	$227	$367

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of March 31, 2025, there were 50,420 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the three months ended March 31, 2025, the Company granted 46,688 restricted stock units subject to performance vesting conditions for the year ended December 31, 2025. For the three months ended March 31, 2024, the Company granted 43,147 restricted stock units subject to performance vesting conditions for the year ended December 31, 2024, and granted 1,250 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the three months ended March 31, 2025 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	11,296
Performance and service conditions - Type 2 (1) (2)	35,392
Total shares of stock award granted	46,688

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2025, the Company granted 3,836 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of March 31, 2025, 240,031 restricted stock units are deferred under the Company’s ISAP.
For the three months ended March 31, 2025 and 2024, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended March 31,
	2025	2024
Restricted stock units	$386	$378
Total	$386	$378

Restricted Stock Units
    As of March 31, 2025, the Company had $1,705 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Changes in the Company’s restricted stock units for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2025	55,591	$17.58	128,474	$14.96	184,065	$15.75
Granted	46,688	$13.28	3,836	$10.30	50,524	$13.05
Vested	(3,373)	$30.00	(4,249)	$10.71	(7,622)	$19.24
Forfeited	(47,647)	$14.51	(340)	$38.77	(47,987)	$14.69
Unvested restricted stock units at March 31, 2025	51,259	$15.70	127,721	$14.90	178,980	$15.13
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Three Months Ended March 31, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2024	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	43,147	$14.37	3,483	$16.54	46,630	$14.53
Vested	(43,781)	$17.21	(6,993)	$15.55	(50,774)	$16.98
Forfeited	(28,841)	$22.27	—	$—	(28,841)	$22.27
Unvested restricted stock units at March 31, 2024	65,789	$22.23	76,912	$16.59	142,701	$19.19

(a)    The number of shares earned above target are based on the performance target established by th
NOTE 7 – INCOME TAXES

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
Effective Tax Rate
    The provision for income taxes for the three months ended March 31, 2025 was $32 on a pre-tax loss of $1,724, compared to a benefit from income taxes of $88 on pre-tax loss of $2,986 for the same period in 2024. The Company’s effective income tax rate ("ETR") was negative 2% and positive 3% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the three months ended March 31, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences and non-deductible expenses. The current YTD ETR differs significantly from the prior period YTD ETR primarily due to the interaction of similar rate reconciliation items,

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
including change in valuation allowance, with a negative pretax book income in the current period versus positive pretax book income in the prior year comparative period.
Uncertain Tax Positions
    As of both March 31, 2025 and December 31, 2024, the Company had $60, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of March 31, 2025 and December 31, 2024, the Company had $34 and $33, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
Based on information available as of March 31, 2025, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2025, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2017 and 2025 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of March 31, 2025 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of March 31, 2025 and December 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

NOTE 8 – LOSS PER SHARE
    Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted loss per share is computed by dividing the Company’s net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money”, unvested restricted stock, and unvested restricted stock units. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted loss per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three months ended March 31, 2025 and 2024 were as follows:

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Loss per share (“EPS”):
Basic	$(0.59)	$(0.95)
Diluted	$(0.59)	$(0.95)
EPS numerator - basic and diluted:
Net loss	$(1,756)	$(2,898)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,985	3,041
Common stock equivalents: restricted stock units and restricted shares of common stock (a)	—	—
Weighted average number of common stock outstanding - diluted	2,985	3,041

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

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the three months ended March 31, 2025 and the twelve months ended December 31, 2024, the changes in carrying amount of goodwill were as follows:

Carrying Value
2025
Goodwill, January 1,	$5,703
Currency translation	14
Goodwill, March 31, 2025	$5,717

Carrying Value
2024
Goodwill, January 1,	$5,749
Currency translation	(46)
Goodwill, December 31, 2024	$5,703

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Intangible Assets
The Company’s intangible assets consisted of the following components as of March 31, 2025 and December 31, 2024:

March 31, 2025	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.9	$145	$(120)	$25
Trade name	6.0	1,635	(785)	850
Customer lists	2.4	3,954	(2,577)	1,377
Developed technology	0.8	657	(653)	4
		$6,391	$(4,135)	$2,256

December 31, 2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.9	$145	$(116)	$29
Trade name	6.1	1,634	(731)	903
Customer lists	2.6	3,952	(2,399)	1,553
Developed technology	1.0	657	(651)	6
		$6,388	$(3,897)	$2,491

Amortization expense for the three months ended March 31, 2025 and 2024 was $238 and $287, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the three months ended March 31, 2025 and 2024.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2025, and for each of the next fiscal years are as follows:

2025	$632
2026	634
2027	549
2028	130
2029	110
Thereafter	201
$2,256

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2025 Beginning Balance	Amortization	Translation and Other	March 31, 2025 Ending Balance
Non-compete agreements	$29	$(4)	$—	$25
Trade name	903	(54)	1	850
Customer lists	1,553	(178)	2	1,377
Developed technology	6	(2)	—	4
	$2,491	$(238)	$3	$2,256

NOTE 10 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
    Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$16,553	$17,011
Restricted cash, current	487	476
Restricted cash, non-current	174	180
Total cash, cash equivalents, and restricted cash	$17,214	$17,667

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any legal reserves as of March 31, 2025 and December 31, 2024.
Operating Leases
    Our office space leases have lease terms of one year to four years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the three months ended March 31, 2025 and 2024 were $284 and $358, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of March 31, 2025 was 2.6 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of March 31, 2025, future minimum operating lease payments are as follows:

	2025	2026	2027	2028	2029	Total
Minimum lease payments	$429	$172	$95	$97	$79	$872

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2025, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 for each of three months ended March 31, 2025 and 2024.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2025.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. Interest expense and fees incurred on the HSBC Facility Agreement were $4 for the three months ended March 31, 2024. No interest expense or fees were incurred for the three months ended March 31, 2025, as the agreement was no longer in effect.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On August 8, 2023, the Company’s Board of Directors authorized a repurchase program for up to $5,000 of the Company’s outstanding shares of common stock. The Company intends to repurchase shares from time to time, as market conditions warrant, through open market purchases, privately negotiated transactions, block purchases, or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). This authorization does not expire. During the three months ended March 31, 2025, no repurchases of shares were made by the Company under this authorization. During three months ended March 31, 2024 the Company repurchased 44,250 shares of its common stock on January 29, 2024 in connection with a transaction with a certain shareholder, for a cost totaling $655, excluding tax withholdings.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 13 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000. The registration statement was declared effective by the SEC on July 26, 2022. As of March 31, 2025, no securities had been offered or issued under the registration statement.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 14 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
    The Company manages its business primarily on a geographic basis, with three reportable segments: the Hudson regional businesses of Americas, Asia Pacific, and EMEA. The reportable segments are consistent with management's approach to segment reporting used by the Global Chief Executive Officer of Hudson Global Inc. and the Global Chief Executive Officer (“CODM”) of Hudson RPO, who both serve as the Company’s Chief Operating Decision Maker, to assess segment performance and allocate resources. The Americas segment includes the United States and Canada. The EMEA segment includes the United Kingdom and countries across Continental Europe and the United Arab Emirates, while the Asia Pacific segment comprises Australia, New Zealand, and other countries in Asia. The Company evaluates the performance of its reportable segments using an EBITDA metric, which is defined as earnings before interest, income taxes, depreciation, and amortization. In addition, certain corporate-related costs are not allocated to the segments. Each reportable segment generates its revenue through RPO services, consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies.

Corporate expenses are reported separately for the three reportable segments and pertain to certain functions, such as executive management, corporate governance, investor relations, legal, accounting, tax, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them, and have been allocated to the segments as management service expenses, and are included in the segments’ non-operating other income (expense). We have disclosed for each reportable segment the significant expense that is reviewed by CODM in the tables below with no additional significant expenses beyond those presented. Segment information is presented in accordance with ASC 280, “Segment Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended March 31, 2025
Revenue, from external customers	$6,852	$19,127	$5,887	$—	$—	$31,866
Inter-segment revenue	90	1	—	—	(91)	—
Total revenue	$6,942	$19,128	$5,887	$—	$(91)	$31,866
Adjusted net revenue, from external customers (a)	$5,980	$7,211	$3,207	$—	$—	$16,398
Inter-segment adjusted net revenue	89	(88)	(1)	—	—	—
Total adjusted net revenue	$6,069	$7,123	$3,206	$—	$—	$16,398
Salaries and related	$(4,818)	$(5,718)	$(3,358)	$(451)	$—	$(14,345)
EBITDA (loss) (b)	$(141)	$283	$(638)	$(1,016)	$—	$(1,512)
Depreciation and amortization	(241)	(35)	(4)	(3)	—	(283)
Intercompany dividend/interest (expense) income, net	—	(123)	—	123	—	—
Interest income, net	—	2	—	69	—	71
Provision for income taxes	(20)	(86)	30	44	—	(32)
Net (loss) income	$(402)	$41	$(612)	$(783)	$—	$(1,756)

As of March 31, 2025
Accounts receivable, net	$5,643	$10,801	$4,837	$—	$—	$21,281
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,409	$1,731	$21	$25	$—	$8,186
Total assets	$14,571	$22,185	$9,350	$7,079	$—	$53,185

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended March 31, 2024
Revenue, from external customers	$5,994	$21,509	$6,388	$—	$—	$33,891
Inter-segment revenue	55	—	—	—	(55)	—
Total revenue	$6,049	$21,509	$6,388	$—	$(55)	$33,891
Adjusted net revenue, from external customers (a)	$5,805	$6,546	$3,979	$—	$—	$16,330
Inter-segment adjusted net revenue	55	(47)	(8)	—	—	—
Total adjusted net revenue	$5,860	$6,499	$3,971	$—	$—	$16,330
Salaries and related	$(5,354)	$(5,989)	$(3,355)	$(468)	$—	$(15,166)
EBITDA (loss) (b)	$(864)	$(601)	$268	$(1,485)	$—	$(2,682)
Depreciation and amortization	(349)	(38)	(7)	(3)	—	(397)
Intercompany (expense) interest income, net	—	(132)	—	132	—	—
Interest (expense) income, net	—	3	—	90	—	93
(Provision for) benefit from income taxes	(15)	217	(86)	(28)	—	88
Net income (loss)	$(1,228)	$(551)	$175	$(1,294)	$—	$(2,898)

As of December 31, 2024
Accounts receivable, net	$4,740	$9,254	$6,099	$—	$—	$20,093
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,640	$1,744	$26	$26	$—	$8,436
Total assets	$14,455	$21,425	$9,393	$7,310	$—	$52,583

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Geographic Data Reporting
    A summary of revenues for the three months ended March 31, 2025 and 2024 and net assets by geographic area as of March 31, 2025 and 2024 and as of December 31, 2024, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended March 31, 2025
Revenue (a)	$14,862	$6,510	$5,294	$5,200	$31,866
For The Three Months Ended March 31, 2024
Revenue (a)	$18,065	$5,692	$5,915	$4,219	$33,891
As of March 31, 2025
Long-lived assets, net of accumulated depreciation and amortization (b)	$14	$6,433	$13	$1,726	$8,186
Net assets	$7,448	$16,751	$3,218	$12,057	$39,474
As of December 31, 2024
Long-lived assets, net of accumulated depreciation and amortization (b)	$20	$6,667	$16	$1,733	$8,436
Net assets	$7,788	$17,066	$3,076	$12,498	$40,428

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

    The Board entered into the Rights Agreement in an effort to preserve the value of the Company’s significant U.S. NOLs and other tax benefits. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” would occur if the percentage of the Company’s ownership by one or more “5-

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
percent shareholders” (as defined in the Code) increases by more than 50 percent over the lowest percentage owned by such stockholders at any time during the prior three years. The Rights Agreement is designed to preserve the Company’s tax benefits by deterring transfers of common stock that could result in an “ownership change” under Section 382 of the Code. In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership (as defined under the Rights Agreement) of 4.99% or more of the outstanding common stock without the prior approval of the Board (an “Acquiring Person”). Any Rights held by an Acquiring Person are void and may not be exercised.

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

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2024. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 14 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Forward-Looking Statements

Executive Overview

The Company’s objective is to increase value to the Company’s stockholders by providing global Recruitment Process Outsourcing (“RPO”) solutions to customers. With direct operations in fifteen countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company’s clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company seeks to continually upgrade its service offerings and delivery capability tools to make the Company and candidates more successful in achieving clients’ business requirements.

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

    This MD&A discusses the results of the Company’s business for the three months ended March 31, 2025 and 2024.

Index
Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the first quarter of 2025, the market conditions remained challenging due to persistent inflation, higher interest rates, market uncertainty related to disruptions in trade and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into the next quarter of 2025.

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

The following is a summary of the Company’s financial performance highlights for the three months ended March 31, 2025 and 2024. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Financial Performance Highlights for the Three Months Ended March 31, 2025
•Revenue was $31.9 million for the three months ended March 31, 2025, compared to $33.9 million for the same period in 2024, a decrease of $2.0 million, or 6.0%. The decrease in revenue was principally driven by a decline in Australia.
◦On a constant currency basis, the Company’s revenue decreased $1.1 million, or 3.3%, due to a decrease in contracting revenue of $1.3 million, or 7.2%, partially offset by a $0.2 million, or 1.1%, increase in RPO revenue, compared to the same period in 2024.
•Adjusted net revenue was $16.4 million for the three months ended March 31, 2025, compared to $16.3 million for the same period in 2024, an increase of $0.1 million, or 0.4%.
◦On a constant currency basis, adjusted net revenue increased $0.3 million, or 2.2%, due to an increase in RPO adjusted net revenue of $0.2 million, or 1.4%, combined with an increase in contracting revenue of $0.1 million, or 16.6%, compared to the same period in 2024.
•SG&A and Non-Op was $17.9 million for the three months ended March 31, 2025, compared to $19.0 million for the same period in 2024, a decrease of $1.1 million, or 5.8%.
◦On a constant currency basis, SG&A and Non-Op decreased $0.8 million, or 4.2%, as compared to the same period in 2024. SG&A and Non-Op as a percentage of revenue was 56.2% for the three months ended March 31, 2025, compared to 56.7% for the same period in 2024.
•EBITDA loss was $1.5 million for the three months ended March 31, 2025, compared to EBITDA loss of $2.7 million for the same period in 2024, a decrease in EBITDA loss of $1.2 million. On a constant currency basis, EBITDA loss also decreased $1.2 million.
•Net loss was $1.8 million for the three months ended March 31, 2025, compared to net loss of $2.9 million for the same period in 2024, a decrease in net loss of $1.1 million. On a constant currency basis, net loss also decreased $1.1 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$6,852	$5,994	$(18)	$5,976
Asia Pacific	19,127	21,509	(862)	20,647
EMEA	5,887	6,388	(53)	6,335
Total	$31,866	$33,891	$(933)	$32,958
Adjusted net revenue (a):
Americas	$5,980	$5,805	$(17)	$5,788
Asia Pacific	7,211	6,546	(225)	6,321
EMEA	3,207	3,979	(39)	3,940
Total	$16,398	$16,330	$(281)	$16,049
SG&A and Non-Op (b):
Americas	$6,210	$6,724	$(48)	$6,676
Asia Pacific	6,840	7,100	(240)	6,860
EMEA	3,843	3,704	(39)	3,665
Corporate	1,017	1,484	—	1,484
Total	$17,910	$19,012	$(327)	$18,685
Operating income (loss):
Americas	$(208)	$(1,152)	$1	$(1,151)
Asia Pacific	383	(520)	10	(510)
EMEA	(519)	270	(1)	269
Corporate	(1,380)	(1,638)	—	(1,638)
Total	$(1,724)	$(3,040)	$10	$(3,030)
Net loss, consolidated	$(1,756)	$(2,898)	$18	$(2,880)
EBITDA (loss) (c):
Americas	$(141)	$(864)	$(3)	$(867)
Asia Pacific	283	(601)	18	(583)
EMEA	(638)	268	—	268
Corporate	(1,016)	(1,485)	—	(1,485)
Total	$(1,512)	$(2,682)	$15	$(2,667)

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

    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Net loss	$(1,756)	$(2,898)
Adjustments to Net (loss) income
Provision for (benefit from) income taxes	32	(88)
Interest income, net	(71)	(93)
Depreciation and amortization expense	283	397
Total adjustments from net loss to EBITDA	244	216
EBITDA (loss)	$(1,512)	$(2,682)

Index
Results of Operations
Americas (reported currency)

Revenue - Americas

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$6.9	$6.0	$0.9	14%

    For the three months ended March 31, 2025, contracting revenue increased by $0.9 million, or 483%, while RPO revenue decreased by $0.1 million, or 1%, compared to the same period in 2024. The increase in contracting revenue was driven by new client wins, while the decline in RPO revenue reflected lower demand from existing clients.

Adjusted Net Revenue - Americas

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$6.0	$5.8	$0.2	3%
Adjusted net revenue as a percentage of revenue	87%	97%	N/A	N/A

For the three months ended March 31, 2025, contracting adjusted net revenue increased by $0.2 million, or 837%, while RPO adjusted net revenue decreased by $0.1 million, or 1%. The increase in contracting adjusted net revenue was due to new client wins, while the decrease in RPO adjusted net revenue was due to lower demand from existing clients.

For the three months ended March 31, 2025 and 2024, total adjusted net revenue as a percentage of revenue was 87%, compared to 97% for the same period in 2024. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the lower mix of RPO to contracting revenue.

SG&A and Non-Op -Americas

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$6.2	$6.7	$(0.5)	(8)%
SG&A and Non-Op as a percentage of revenue	91%	112%	N/A	N/A

    For the three months ended March 31, 2025, SG&A and Non-Op decreased $0.5 million, or 8%, compared to the same period in 2024, while SG&A and Non-Op as a percentage of revenue decreased from 112% to 91%. The decrease in SG&A and No-Op and in SG&A and Non-Op as a percentage of revenue was principally due to lower staff costs as a percentage of revenue.

Index
Operating Loss and EBITDA -Americas

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating loss	$(0.2)	$(1.2)	$0.9	82%
EBITDA (loss)	$(0.1)	$(0.9)	$0.7	84%
EBITDA (loss) as a percentage of revenue	(2)%	(14)%	N/A	N/A

For the three months ended March 31, 2025, operating loss was $0.2 million, compared to operating loss of $1.2 million in 2024, and EBITDA loss was $0.1 million, compared to EBITDA loss of $0.9 million in 2024.

The decreases in operating loss and EBITDA loss for three months ended March 31, 2025, were due to the same factors noted above.

Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$19.1	$20.6	$(1.5)	(7)%

For the three months ended March 31, 2025, contracting revenue decreased by $2.4 million, or 16%, while RPO revenue increased $0.8 million, or 14%, compared to 2024, as discussed below.

    In Australia, revenue decreased $2.4 million, or 14%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a $2.8 million, or 21%, decline in contracting revenue, driven by reduced demand from existing clients. Partially offsetting this decline, RPO revenue increased by $0.4 million, or 12%, compared to 2024, due to higher demand from existing clients.

    In Asia, revenue increased $0.9 million, or 29%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase for the three months ended March 31, 2025 was due to higher demand from existing clients.

Adjusted net revenue - Asia Pacific

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$7.2	$6.3	$0.9	14%
Adjusted net revenue as a percentage of revenue	38%	31%	N/A	N/A

For the three months ended March 31, 2025, RPO adjusted net revenue increased by $0.9 million, or 15%, while contracting adjusted net revenue increased slightly or 3%, compared to the same period in 2024.

Index
    In Australia, adjusted net revenue increased by $0.4 million, or 9%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by RPO adjusted net revenue, which increased by $0.5 million, or 13%, while contracting adjusted net revenue declined by $0.1 million, or 14%, compared to 2024.

    In Asia, adjusted net revenue increased by $0.5 million, or 23%, for the three months ended March 31, 2025, compared to the same period in 2024.

Total adjusted net revenue as a percentage of revenue was 38% for the three months ended March 31, 2025, compared to 31% for the same period in 2024. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO revenue to contracting revenue.

SG&A and Non-Op - Asia Pacific

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$6.8	$6.9	$—	—%
SG&A and Non-Op as a percentage of revenue	36%	33%	N/A	N/A

For the three months ended March 31, 2025, SG&A and Non-Op decreased slightly, compared to the same period in 2024. SG&A and Non-Op as a percentage of revenue was 36% for the three months ended March 31, 2025, compared to 33% for the same period in 2024. The increase was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income (Loss) and EBITDA - Asia Pacific

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income (loss)	$0.4	$(0.5)	$0.9	175%
EBITDA (loss)	$0.3	$(0.6)	$0.9	148%
EBITDA (loss) as a percentage of revenue	1%	(3)%	N/A	N/A

For the three months ended March 31, 2025, operating income was $0.4 million, compared to operating loss of $0.5 million in 2024, and EBITDA was $0.3 million, or 1% of revenue, compared to EBITDA loss of $0.6 million, or 3% of revenue, in 2024. The changes in operating income and EBITDA were principally driven by the increase in adjusted net revenue, as described above.

Europe, Middle East, and Africa ("EMEA") (constant currency)
Revenue - EMEA

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
Revenue	$5.9	$6.3	$(0.4)	(7)%

Index
    For the three months ended March 31, 2025, RPO revenue decreased by $0.6 million or 16%, while contracting revenue increased by $0.2 million or 8%, compared to the same period in 2024, as further discussed below.

    In the U.K., for the three months ended March 31, 2025, revenue decreased by $0.6 million, or 10%, compared to the same period in 2024. The change was driven by a decrease in RPO revenue of $0.8 million, or 22%, due to lower client demand, which was partially offset by an increase in contracting revenue of $0.2 million, or 8%, compared to the same period in 2024.

    In Continental Europe, total revenue was $0.5 million for the three months ended March 31, 2025, an increase of 5% compared to the same period in 2024. The increase was due to higher demand from existing clients.

In the Middle East, total revenue and RPO revenue was $0.1 million for the three months ended March 31, 2025.
Adjusted Net Revenue - EMEA

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
Adjusted net revenue	$3.2	$3.9	$(0.7)	(19)%
Adjusted net revenue as a percentage of revenue	54%	62%	N/A	N/A

For the three months ended March 31, 2025, adjusted net revenue decreased by $0.7 million, or 19%, primarily driven by a decrease in RPO adjusted net revenue of $0.6 million, or 16%, and a decrease in contracting adjusted net revenue, which declined $0.1 million, or 62%, compared to the same period in 2024, as further discussed below.

    In the U.K., total adjusted net revenue for the three months ended March 31, 2025 decreased by $0.9 million, or 25%, compared to the same period in 2024. The decrease was driven by RPO adjusted net revenue, which declined by $0.7 million, or 22%, while contracting adjusted net revenue decreased $0.1 million, or 62%, compared to 2024.

    In Continental Europe, total adjusted net revenue was $0.5 million for the three months ended March 31, 2025, an increase of 3% compared to the same period in 2024. The increase was due to higher demand from existing clients.

In the Middle East, total adjusted net revenue and RPO adjusted net revenue was $0.1 million for the three months ended March 31, 2025.

SG&A and Non-Op - EMEA

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
SG&A and Non-Op	$3.8	$3.7	$0.2	5%
SG&A and Non-Op as a percentage of revenue	65%	58%	N/A	N/A

For the three months ended March 31, 2025, SG&A and Non-Op increased $0.2 million, or 5%, compared to the same period in 2024. The increase in SG&A and Non-Op was primarily the result of higher corporate allocations and foreign currency exchange in the current year.

For the three months ended March 31, 2025, SG&A and Non-Op as a percentage of revenue was 65%, compared to 58% in 2024. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the decrease in adjusted net revenue.

Index

Operating (Loss) Income and EBITDA - EMEA

	Three Months Ended March 31,
	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency
EMEA
Operating (loss) income	$(0.5)	$0.3	$(0.8)	(293)%
EBITDA (loss)	$(0.6)	$0.3	$(0.9)	(338)%
EBITDA (loss) as a percentage of revenue	(11)%	4%	N/A	N/A

    For the three months ended March 31, 2025, operating loss was $0.5 million, compared to operating income of $0.3 million for the same period in 2024, and EBITDA loss was $0.6 million, or 11% of revenue, compared to EBITDA loss of $0.3 million, or 4% of revenue, for the same period in 2024.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $1.0 million for the three months ended March 31, 2025 as compared to $1.5 million for the same period in 2024, representing an decrease of $0.5 million. The decrease in corporate expenses was primarily due to higher professional fees and staff costs, as well as higher corporate allocations.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2025, compared to $0.4 million for the same period in 2024.

Other Income (expense), Net

Other expense was $0.1 million for the three months ended March 31, 2025, as compared to other expense of $0.0 million for the same period in 2024.

Provision for Income Taxes

    The provision for income taxes for the three months ended March 31, 2025 was $0.0 million on $1.7 million of pre-tax loss, compared to a benefit from income tax of $0.1 million on $3.0 million of pre-tax loss for the same period in 2024. The effective tax rates for the three months ended March 31, 2025 and 2024 were negative 2% and positive 3%, respectively. For the three months ended March 31, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the three months ended March 31, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences and non-deductible expenses.

Net Loss

    Net loss was $1.8 million for the three months ended March 31, 2025, compared to net loss of $2.9 million for the three months ended March 31, 2024, a decrease in net loss of $1.1 million. Basic and diluted loss per share were both $0.59 for the three months ended March 31, 2025, compared to basic and diluted loss per share of $0.95 for the same period in 2024.

Index
Liquidity and Capital Resources

    As of March 31, 2025, cash, cash equivalents, and restricted cash totaled $17.2 million, compared to $17.7 million as of December 31, 2024. The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
$ in millions	2025		2024
Net cash used in operating activities	$(0.8)		$(1.8)
Net cash (used in) provided by investing activities	—		1.1
Net cash used in financing activities	—		(1.1)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.4		(0.4)
Net decrease in cash, cash equivalents, and restricted cash	$(0.5)	*	$(2.2)
 * Amounts do not sum due to rounding
Cash Flows from Operating Activities

    For the three months ended March 31, 2025, net cash used in operating activities was $0.8 million, compared to $1.8 million of net cash used in operating activities for the same period in 2024, resulting in a $1.0 million decrease in net cash used. The decrease in net cash used was principally driven by the Company’s lower net loss in 2025, partially offset by less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the three months ended March 31, 2025, net cash used in investing activities was $0.0 million compared to $1.1 million of net cash provided by investing activities in 2024. Net cash provided by investing activities in 2024 reflects cash received from benefit payouts of $1.1 million.

Cash Flows from Financing Activities

    For the three months ended March 31, 2025, net cash used in financing activities was $0.0 million, compared to net cash used in financing activities of $1.1 million in 2024. The decrease in net cash used was attributed to prior year repurchases of shares of common stock of $1.1 million in 2024, including cash paid for tax withholdings.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2025, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 for each of the three months ended March 31, 2025 and 2024.

Index
On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. Interest expense and fees incurred on the HSBC Facility Agreement were $4 for the three months ended March 31, 2024. No interest expense or fees were incurred for the three months ended March 31, 2025, as the agreement was no longer in effect.

Liquidity and Capital Resources Outlook

    As of March 31, 2025, the Company had cash and cash equivalents on hand of $16.6 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of March 31, 2025. The Company’s near-term cash requirements during 2025 are primarily related to the funding of the Company’s operations. For the full year 2025, the Company expects to make capital expenditures of less than $0.5 million.
    As of March 31, 2025, $6.8 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($4.5 million), the U.K. ($1.8 million), Philippines ($1.0 million), Hong Kong ($0.8 million), Singapore ($0.6 million), India ($0.4 million), and New Zealand ($0.2 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of March 31, 2025 and December 31, 2024. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index
Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 14, 2025 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the three months ended March 31, 2025.

FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company’s ability to successfully achieve its strategic initiatives, (3) risks related to potential acquisitions or dispositions of businesses by the Company, (4) the Company’s ability to operate successfully as a company focused on its RPO business, (5) risks related to fluctuations in the Company’s operating results from quarter to quarter due to various factors such as rising inflationary pressures and interest rates, (6) the loss of or material reduction in our business with any of the Company’s largest customers, (7) the ability of clients to terminate their relationship with the Company at any time, (8) competition in the Company’s markets, (9) the negative cash flows and operating losses that may recur in the future, (10) risks relating to how future credit facilities may affect or restrict our operating flexibility, (11) risks associated with the Company’s investment strategy, (12) risks related to international operations, including foreign currency fluctuations, political events, trade wars, natural disasters or health crises, including the Russia-Ukraine war, and potential conflict in the Middle East, (13) the Company’s dependence on key management personnel, (14) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (15) the Company’s ability to collect accounts receivable, (16) the Company’s ability to maintain costs at an acceptable level, (17) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (18) risks related to providing uninterrupted service to clients, (19) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (20) the Company’s ability to utilize net operating loss carryforwards, (21) volatility of the Company’s stock price, (22) the impact of government regulations and deregulation efforts, (23) restrictions imposed by blocking arrangements, (24) risks related to the use of new and evolving technologies, (25) the adverse impacts of cybersecurity threats and attacks and (26) those risks set forth in “Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2025 - January 31, 2025	—	$—	—	$2,118,651
February 1, 2025 - February 28, 2025	—	$—	—	$2,118,651
March 1, 2025 - March 31, 2025	—	$—	—	$2,118,651
Total	—	$—	—

(a)On August 8, 2023, the Company’s Board of Directors authorized a repurchase program for up to $5 million of the Company’s outstanding shares of common stock. The Company intends to repurchase shares from time to time, as market conditions warrant, through open market purchases, privately negotiated transactions, block purchases, or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). This authorization does not expire. During the three months ended March 31, 2025, no repurchases of shares were made by the Company under this authorization. During three months ended March 31, 2024 the Company repurchased 44,250 shares of its common stock on January 29, 2024 in connection with a transaction with a certain shareholder, totaling $0.7 million, that excludes tax withholdings.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 6.    EXHIBITS

HUDSON GLOBAL, INC.
FORM 10-Q

Index
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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Statements of Other Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	May 13, 2025	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2025	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)