Form 10-Q
period 2025-06-30
Hudson Global, Inc.
filed 2025-08-08
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 25, 2025
Common Stock - $0.001 par value	2,755,335

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$35,541	$35,712	$67,407	$69,603

Operating expenses:
Direct contracting costs and reimbursed expenses	16,906	18,097	32,374	35,658
Salaries and related	14,837	14,325	29,182	29,491
Office and general	2,793	2,412	5,357	5,341
Marketing and promotion	971	778	1,901	1,656
Depreciation and amortization	245	287	528	684
Total operating expenses	35,752	35,899	69,342	72,830
Operating loss	(211)	(187)	(1,935)	(3,227)
Non-operating income (expense):
Interest (expense) income, net	54	94	125	187
Other expense, net	(186)	(95)	(257)	(134)
Loss before income taxes	(343)	(188)	(2,067)	(3,174)
Provision for income taxes	345	253	377	165
Net loss	$(688)	$(441)	$(2,444)	$(3,339)
Loss per share:
Basic	$(0.23)	$(0.15)	$(0.82)	$(1.10)
Diluted	$(0.23)	$(0.15)	$(0.82)	$(1.10)
Weighted-average shares outstanding:
Basic	2,995	3,011	2,990	3,026
Diluted	2,995	3,011	2,990	3,026

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Comprehensive loss:
Net loss	$(688)	$(441)	$(2,444)	$(3,339)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,124	118	1,548	(518)
Total other comprehensive income (loss), net of income taxes	1,124	118	1,548	(518)
Comprehensive income (loss)	$436	$(323)	$(896)	$(3,857)

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,837	$17,011
Accounts receivable, less allowance for expected credit losses of $205 and $391, respectively	23,549	20,093
Restricted cash, current	497	476
Prepaid and other	2,410	2,560
Total current assets	43,293	40,140
Property and equipment, net of accumulated depreciation of $1,728 and $1,668, respectively	241	242
Operating lease right-of-use assets	931	1,024
Goodwill	5,760	5,703
Intangible assets, net of accumulated amortization of $4,376 and $3,897, respectively	2,026	2,491
Deferred tax assets, net	3,053	2,648
Restricted cash, non-current	189	180
Other assets	84	155
Total assets	$55,577	$52,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,344	$1,789
Accrued salaries, commissions, and benefits	5,707	4,306
Accrued expenses and other current liabilities	5,884	4,504
Operating lease obligations, current	321	623
Total current liabilities	14,256	11,222
Income tax payable	96	93
Operating lease obligations	650	441
Other liabilities	445	399
Total liabilities	15,447	12,155
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 4,042 and 4,033 shares issued; 2,755 and 2,750 shares outstanding, respectively	4	4
Additional paid-in capital	494,838	494,209
Accumulated deficit	(432,461)	(430,017)
Accumulated other comprehensive loss, net of applicable tax	(1,169)	(2,717)
Treasury stock, 1,287 and 1,283 shares, respectively, at cost	(21,082)	(21,051)
Total stockholders’ equity	40,130	40,428
Total liabilities and stockholders’ equity	$55,577	$52,583

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,444)	$(3,339)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	528	684
Provision for expected credit losses	19	3
Benefit from deferred income taxes	(166)	(250)
Stock-based compensation	629	565
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(2,340)	(5,048)
Increase (decrease) in prepaid and other assets	332	(351)
Increase in accounts payable, accrued expenses, and other liabilities	2,779	1,678
Net cash used in operating activities	(663)	(6,058)
Cash flows from investing activities:
Capital expenditures	(43)	(23)
Proceeds from corporate benefit policy	—	1,076
Net cash (used in) provided by investing activities	(43)	1,053
Cash flows from financing activities:
Purchase of treasury stock (including payment of tax withholdings)	—	(2,382)
Cash paid for net settlement of employee restricted stock units	(31)	(198)
Net cash used in financing activities	(31)	(2,580)
Effect of exchange rates on cash, cash equivalents, and restricted cash	593	(306)
Net decrease in cash, cash equivalents, and restricted cash	(144)	(7,891)
Cash, cash equivalents, and restricted cash, beginning of the period	17,667	23,170
Cash, cash equivalents, and restricted cash, end of the period	$17,523	$15,279
Supplemental disclosures of cash flow information:
Cash received during the period for interest	$97	$187
Net cash payments during the period for income taxes	$543	$467
Cash paid for amounts included in operating lease liabilities	$402	$396
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$361	$—

See accompanying notes to Condensed Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders’ equity, beginning balance	2,750	$40,428	2,833	$44,303	2,750	$40,428	2,807	$48,554

Common stock and additional paid-in capital:
Beginning balance	4,035	494,599	3,995	493,418	4,033	494,213	3,896	493,040
Stock-based compensation expense	7	243	8	86	9	629	107	464
Ending balance	4,042	494,842	4,003	493,504	4,042	494,842	4,003	493,504

Treasury stock:
Beginning balance	(1,284)	(21,059)	(1,162)	(19,044)	(1,283)	(21,051)	(1,089)	(17,949)
Purchase of treasury stock (including payment of tax withholdings)	—	—	(87)	(1,463)	—	—	(150)	(2,399)
Purchase of net settled restricted stock from employees	(3)	(23)	(3)	(39)	(4)	(31)	(13)	(198)
Ending balance	(1,287)	(21,082)	(1,252)	(20,546)	(1,287)	(21,082)	(1,252)	(20,546)

Accumulated other comprehensive loss:
Beginning balance		(2,293)		(1,926)		(2,717)		(1,290)
Other comprehensive income (loss)		1,124		118		1,548		(518)
Ending balance		(1,169)		(1,808)		(1,169)		(1,808)

Accumulated deficit:
Beginning balance		(431,773)		(428,145)		(430,017)		(425,247)
Net loss		(688)		(441)		(2,444)		(3,339)
Ending balance		(432,461)		(428,586)		(432,461)		(428,586)

Total stockholders’ equity, ending balance	2,755	$40,130	2,751	$42,564	2,755	$40,130	2,751	$42,564

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

On May 21, 2025, the Company, HSON Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Star Equity Holdings, Inc., a Delaware corporation (“Star”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Star, with Star continuing as the surviving corporation of the merger (the “Merger”), and a wholly owned subsidiary of the Company. Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger and the other transactions contemplated by the Merger Agreement, each then-outstanding share of Star common stock will be converted into the right to receive 0.23 shares of Hudson common stock calculated in accordance with the terms of the Merger Agreement and each then-outstanding share of Star Series A preferred stock will be converted into the right to receive one (1) share of newly created Company Series A preferred stock in accordance with the terms of the Merger Agreement. The Company intends to seek the approval of its stockholders for the issuance of Company common stock at its next annual meeting, currently scheduled for August 21, 2025. Additional information regarding the proposed Merger and the upcoming stockholder meeting is set forth in the Company’s Current Report on Form 8-K dated May 22, 2025, the Company’s registration statement on Form S-4 (File No. 333-288531) declared effective by the SEC on July 22, 2025 and the Company’s joint proxy statement/prospectus dated July 23, 2025.

If the Merger is consummated, the nature of the Company’s business will change materially. Following the closing, the Company intends to operate as a diversified holding company, with its business activities primarily consisting of managing and

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
operating a portfolio of businesses, including Hudson RPO. The Company anticipates that its future operations, financial condition, and results of operations will be significantly different from its historical operations. The consummation of the Merger is subject to the satisfaction or waiver of conditions set forth in the Merger Agreement, including the approval of the stockholders of both Star and the Company. Consequently, there can be no assurance that the Merger will be completed as proposed or at all.
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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. For the three and six months ended June 30, 2025, approximately $0.9 million and $1.0 million in bonuses, respectively, were approved and paid to our contract employees. No bonuses were approved and paid to our contract employees on behalf of our clients for the three and six months ended June 30, 2024.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, deferred revenue was $118 and $129, respectively, and was included in the “Accrued expenses and other current liabilities” caption on the Company’s Condensed Consolidated Balance Sheets.

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

	Three Months Ended June 30,
	2025	2024
RPO	$17,428	$17,770
Contracting	18,113	17,942
Total Revenue	$35,541	$35,712

	Six Months Ended June 30,
	2025	2024
RPO	$33,170	$33,608
Contracting	34,237	35,995
Total Revenue	$67,407	$69,603

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $7,718 and $5,925 as of June 30, 2025 and December 31, 2024, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

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

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
Accounts Receivable:	2025	2024
Billed receivables	$16,036	$14,559
Unbilled receivables	7,718	5,925
Accounts Receivable, Gross	$23,754	$20,484
Allowance for expected credit losses	(205)	(391)
Accounts Receivable, Net	$23,549	$20,093

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$227	$367	$391	$378
Provision for expected credit losses	13	11	19	3
Write-offs	(35)	—	(205)	(3)
Ending Balance	$205	$378	$205	$378

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On May 17, 2022, the Company’s stockholders at the 2022 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of June 30, 2025, there were 50,524 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.
For the six months ended June 30, 2025, the Company granted 48,688 restricted stock units subject to performance vesting conditions for the year ended December 31, 2025. For the six months ended June 30, 2024, the Company granted 47,647 restricted stock units subject to performance vesting conditions for the year ended December 31, 2024, and granted 12,540 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the six months ended June 30, 2025 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	13,296
Performance and service conditions - Type 2 (1) (2)	35,392
Total shares of stock award granted	48,688

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2025, the Company granted 7,868 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of June 30, 2025, 244,063 restricted stock units are deferred under the Company’s ISAP.
For the three and six months ended June 30, 2025 and 2024, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	243	86	629	464
Restricted stock units-cash settled liabilities	—	101	—	101
Total	$243	$187	$629	$565

Restricted Stock Units
    As of June 30, 2025, the Company had $1,119 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Changes in the Company’s restricted stock units for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30, 2025
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2025	55,591	$17.58	128,474	$14.96	184,065	$15.75
Granted	48,688	$13.15	7,868	$10.04	56,556	$12.72
Vested	(7,280)	$35.57	(11,522)	$12.46	(18,802)	$21.41
Forfeited	(48,311)	$14.87	(3,264)	$20.97	(51,575)	$15.26
Unvested restricted stock units at June 30, 2025	48,688	$13.15	121,556	$14.72	170,244	$14.27
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Six Months Ended June 30, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2024	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	47,647	$14.51	17,212	$16.07	64,859	$14.93
Vested	(56,263)	$21.69	(10,835)	$18.49	(67,098)	$21.17
Forfeited	(28,841)	$22.27	(340)	$17.72	(29,181)	$22.22
Unvested restricted stock units at June 30, 2024	57,807	$18.45	86,459	$16.16	144,266	$17.08

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
Effective Tax Rate
    The provision for income taxes for the six months ended June 30, 2025 was $377 on a pre-tax loss of $2,067, compared to a provision for income taxes of $165 on pre-tax loss of $3,174 for the same period in 2024. The Company’s effective income tax rate ("ETR") was negative 18% and negative 5% for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized foreign tax rate differences, and non-deductible expenses. For the six months ended June 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Uncertain Tax Positions
    As of both June 30, 2025 and December 31, 2024, the Company had $60, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of June 30, 2025 and December 31, 2024, the Company had $36 and $33, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
        Based on information available as of June 30, 2025, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2025, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2019 and 2025 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of June 30, 2025 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of June 30, 2025 and December 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of these provisions which could affect the Company’s income tax expense and deferred tax assets; however, it is not expected to have a material impact to our Consolidated Financial Statements.

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
    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three and six months ended June 30, 2025 and 2024 were as follows:

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss per share (“EPS”):
Basic	$(0.23)	$(0.15)	$(0.82)	$(1.10)
Diluted	$(0.23)	$(0.15)	$(0.82)	$(1.10)
EPS numerator - basic and diluted:
Net loss	$(688)	$(441)	$(2,444)	$(3,339)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,995	3,011	2,990	3,026
Common stock equivalents: restricted stock units and restricted shares of common stock (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	2,995	3,011	2,990	3,026

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

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the six months ended June 30, 2025 and the twelve months ended December 31, 2024, the changes in carrying amount of goodwill were as follows:

Carrying Value
2025
Goodwill, January 1,	$5,703
Currency translation	57
Goodwill, June 30, 2025	$5,760

Carrying Value
2024
Goodwill, January 1,	$5,749
Currency translation	(46)
Goodwill, December 31, 2024	$5,703

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Intangible Assets
The Company’s intangible assets consisted of the following components as of June 30, 2025 and December 31, 2024:

June 30, 2025	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.1	$147	$(126)	$21
Trade name	5.9	1,639	(840)	799
Customer lists	2.2	3,959	(2,756)	1,203
Developed technology	0.5	657	(654)	3
		$6,402	$(4,376)	$2,026

December 31, 2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.9	$145	$(116)	$29
Trade name	6.1	1,634	(731)	903
Customer lists	2.6	3,952	(2,399)	1,553
Developed technology	1.0	657	(651)	6
		$6,388	$(3,897)	$2,491

Amortization expense for the three and six months ended June 30, 2025 was $238 and $476, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the six months ended June 30, 2025 and 2024.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2025, and for each of the next fiscal years are as follows:

2025	$395
2026	637
2027	551
2028	131
2029	110
Thereafter	202
$2,026

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2025 Beginning Balance	Amortization	Translation and Other	June 30, 2025 Ending Balance
Non-compete agreements	$29	$(9)	$1	$21
Trade name	903	(109)	5	799
Customer lists	1,553	(355)	5	1,203
Developed technology	6	(3)	—	3
	$2,491	$(476)	$11	$2,026

NOTE 10 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
    Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$16,837	$17,011
Restricted cash, current	497	476
Restricted cash, non-current	189	180
Total cash, cash equivalents, and restricted cash	$17,523	$17,667

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any legal reserves as of June 30, 2025 and December 31, 2024.
Operating Leases
    Our office space leases have lease terms of one year to five years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the expiration of the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the six months ended June 30, 2025 and 2024 were $575 and $679, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of June 30, 2025 was 3.7 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    As of June 30, 2025, future minimum operating lease payments are as follows:

	2025	2026	2027	2028	2029	2030	Total
Minimum lease payments	$229	$241	$163	$163	$127	$48	$971

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2025, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $8 for the three and six months ended June 30, 2025, respectively, and $5 and $9 for the three and six months ended June 30, 2024, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2025.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. As a result, no interest expense or fees were incurred during the three and six months ended June 30, 2025. Interest expense and fees incurred on the HSBC Facility Agreement were $2 and $6 for the three and six months ended June 30, 2024.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On August 8, 2023, the Company’s Board of Directors authorized a repurchase program for up to $5,000 of the Company’s outstanding shares of common stock. The Company intends to repurchase shares from time to time, as market conditions warrant, through open market purchases, privately negotiated transactions, block purchases, or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). This authorization does not expire. During the six months ended June 30, 2025, no repurchases of shares were made by the Company under this authorization. During six months ended June 30, 2024 the Company repurchased a total of 131,438 shares of its common stock for a cost of $2,119 under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $655 that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1,181,as well as 17,621 shares of its common stock on the open market for a cost of $283.

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

NOTE 13 – SHELF REGISTRATION STATEMENT
On June 30, 2022, the Company filed a shelf registration on Form S-3 with the SEC. Under the Form S-3, the Company may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of its common stock, shares of preferred stock, debt securities, subscription rights, purchase contracts, or units, which together shall have an aggregate initial offering price not to exceed $100,000. The registration statement was declared effective by the SEC on July 26, 2022. As of June 30, 2025, no securities had been offered or issued under the registration statement.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended June 30, 2025
Revenue, from external customers	$7,138	$21,570	$6,833	$—	$—	$35,541
Inter-segment revenue	68	—	—	—	(68)	—
Total revenue	$7,206	$21,570	$6,833	$—	$(68)	$35,541
Adjusted net revenue, from external customers (a)	$6,299	$8,839	$3,497	$—	$—	$18,635
Inter-segment adjusted net revenue	69	(69)	—	—	—	—
Total adjusted net revenue	$6,368	$8,770	$3,497	$—	$—	$18,635
Salaries and related	$(4,689)	$(6,061)	$(3,710)	$(377)	$—	$(14,837)
EBITDA (loss) (b)	$228	$1,427	$(701)	$(1,106)	$—	$(152)
Depreciation and amortization	(204)	(35)	(4)	(2)	—	(245)
Intercompany dividend/interest (expense) income, net	—	(124)	—	124	—	—
Interest income, net	—	(33)	—	87	—	54
(Provision for) benefit from income taxes	(43)	(407)	78	27	—	(345)
Net income (loss)	$(19)	$828	$(627)	$(870)	$—	$(688)

For The Six Months Ended June 30, 2025
Revenue, from external customers	$13,990	$40,697	$12,720	$—	$—	$67,407
Inter-segment revenue	158	1	—	—	(159)	—
Total revenue	$14,148	$40,698	$12,720	$—	$(159)	$67,407
Adjusted net revenue, from external customers (a)	$12,279	$16,050	$6,704	$—	$—	$35,033
Inter-segment adjusted net revenue	158	(157)	(1)	—	—	—
Total adjusted net revenue	$12,437	$15,893	$6,703	$—	$—	$35,033
Salaries and related	$(9,507)	$(11,779)	$(7,068)	$(828)	$—	$(29,182)
EBITDA (loss) (b)	$87	$1,710	$(1,339)	$(2,122)	$—	$(1,664)
Depreciation and amortization	(445)	(70)	(8)	(5)	—	(528)
Intercompany dividend/interest (expense) income, net	—	(247)	—	247	—	—
Interest income, net	—	(31)	—	156	—	125
(Provision for) benefit from income taxes	(63)	(493)	108	71	—	(377)
Net income (loss)	$(421)	$869	$(1,239)	$(1,653)	$—	$(2,444)

As of June 30, 2025
Accounts receivable, net	$5,664	$12,878	$5,006	$1	$—	$23,549
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,190	$1,796	$19	$22	$—	$8,027
Total assets	$14,608	$23,072	$9,081	$8,816	$—	$55,577

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	EMEA	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended June 30, 2024
Revenue, from external customers	$6,972	$22,649	$6,091	$—	$—	$35,712
Inter-segment revenue	59	—	34	—	(93)	—
Total revenue	$7,031	$22,649	$6,125	$—	$(93)	$35,712
Adjusted net revenue, from external customers (a)	$6,344	$7,627	$3,644	$—	$—	$17,615
Inter-segment adjusted net revenue	58	(92)	34	—	—	—
Total adjusted net revenue (a)	$6,402	$7,535	$3,678	$—	$—	$17,615
Salaries and related	$(4,893)	$(6,072)	$(3,062)	$(298)	$—	$(14,325)
EBITDA (loss) (b)	$402	$224	$149	$(770)	$—	$5
Depreciation and amortization	(232)	(46)	(7)	(2)	—	(287)
Intercompany (expense) interest income, net	—	(131)	—	131	—	—
Interest (expense) income, net	—	2	—	92	—	94
Provision for income taxes	(52)	(16)	(167)	(18)	—	(253)
Net income (loss)	$118	$33	$(25)	$(567)	$—	$(441)

For The Six Months Ended June 30, 2024
Revenue, from external customers	$12,966	$44,158	$12,479	$—	$—	$69,603
Inter-segment revenue	114	—	34	—	(148)	—
Total revenue	$13,080	$44,158	$12,513	$—	$(148)	$69,603
Adjusted net revenue, from external customers (a)	$12,149	$14,173	$7,623	$—	$—	$33,945
Inter-segment adjusted net revenue	113	(139)	26	—	—	—
Total adjusted net revenue	$12,262	$14,034	$7,649	$—	$—	$33,945
Salaries and related	$(10,247)	$(12,063)	$(6,417)	$(764)	$—	$(29,491)
EBITDA (loss) (b)	$(462)	$(377)	$417	$(2,255)	$—	$(2,677)
Depreciation and amortization	(581)	(84)	(14)	(5)	—	(684)
Intercompany (expense) interest income, net	—	(263)	—	263	—	—
Interest (expense) income, net	—	5	—	182	—	187
(Provision for) benefit from income taxes	(67)	201	(253)	(46)	—	(165)
Net income (loss)	$(1,110)	$(518)	$150	$(1,861)	$—	$(3,339)

As of December 31, 2024
Accounts receivable, net	$4,740	$9,254	$6,099	$—	$—	$20,093
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,640	$1,744	$26	$26	$—	$8,436
Total assets	$14,455	$21,425	$9,393	$7,310	$—	$52,583

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

Geographic Data Reporting
    A summary of revenues for the three and six months ended June 30, 2025 and 2024 and net assets by geographic area as of June 30, 2025 and 2024 and as of December 31, 2024, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended June 30, 2025
Revenue (a)	$16,832	$6,739	$6,211	$5,759	$35,541
For The Three Months Ended June 30, 2024
Revenue (a)	$18,616	$6,652	$5,489	$4,955	$35,712
For The Six Months Ended June 30, 2025
Revenue (a)	$31,694	$13,249	$11,505	$10,959	$67,407
For The Six Months Ended June 30, 2024
Revenue (a)	$36,681	$12,344	$11,404	$9,174	$69,603
As of June 30, 2025
Long-lived assets, net of accumulated depreciation and amortization (b)	$44	$6,212	$12	$1,759	$8,027
Net assets	$6,753	$18,144	$2,334	$12,899	$40,130
As of December 31, 2024
Long-lived assets, net of accumulated depreciation and amortization (b)	$20	$6,667	$16	$1,733	$8,436
Net assets	$7,788	$17,066	$3,076	$12,498	$40,428

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

NOTE 16 – SUBSEQUENT EVENT

On July 23, 2025, the Company announced that it acquired Alpha Consulting Group (“ACG”), a Japan-based provider of recruitment services to a variety of companies, ranging from small- and medium-sized businesses to blue-chip and multinational organizations primarily in the IT Services, Technology, and Business Services sectors. The acquisition of ACG represents the Company’s entrance into the Japanese market as part of a localization strategy for Hudson RPO.

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

    This MD&A discusses the results of the Company’s business for the three and six months ended June 30, 2025 and 2024.

Pending Merger

On May 21, 2025, the Company, HSON Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Star Equity Holdings, Inc., a Delaware corporation (“Star”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Star, with Star continuing as the surviving corporation of the merger (the “Merger”), and a wholly owned subsidiary of the Company. Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger and the other transactions contemplated by the Merger Agreement, each then-outstanding share of Star common stock will be converted into the right to receive 0.23 shares of Hudson common stock calculated in accordance with the terms of the Merger Agreement and each then-outstanding share of Star Series A preferred stock will be converted into the right to receive one (1) share of newly created Company Series A preferred stock in accordance with the terms of the Merger Agreement. The Company intends to seek the approval of its stockholders for the issuance of Company common stock at its next annual meeting, currently scheduled for August 21, 2025. Additional information regarding the proposed Merger and the upcoming stockholder meeting is set forth in the Company’s Current Report on Form 8-K dated May 22, 2025, the Company’s registration statement on Form S-4 (File No. 333-288531) declared effective by the SEC on July 22, 2025 and the Company’s joint proxy statement/prospectus dated July 23, 2025.

If the Merger is consummated, the nature of the Company’s business will change materially. Following the closing, the Company intends to operate as a diversified holding company, with its business activities primarily consisting of managing and operating a portfolio of businesses, including Hudson RPO. The Company anticipates that its future operations, financial condition, and results of operations will be significantly different from its historical operations. The consummation of the Merger is subject to the satisfaction or waiver of conditions set forth in the Merger Agreement, including the approval of the stockholders of both Star and the Company. Consequently, there can be no assurance that the Merger will be completed as proposed or at all.

Current Market Conditions

Our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the first half of 2025, the market conditions remained challenging due to persistent inflation, higher interest rates, market uncertainty related to disruptions in trade and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into the next quarter of 2025.

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

Index

The following is a summary of the Company’s financial performance highlights for the three and six months ended June 30, 2025 and 2024. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Summary of Financial Performance Highlights for the Three Months Ended
June 30, 2025

•Revenue was $35.5 million for the three months ended June 30, 2025, compared to $35.7 million for the same period in 2024, a decrease of $0.2 million, or 0.5%. The decrease in revenue was principally driven by declines in Australia.
◦On a constant currency basis, the Company’s revenue decreased $0.1 million, or 0.2%, primarily due to an increase in contracting revenue of $0.4 million, or 2.3%, which was offset by a decrease in RPO revenue of $0.5 million, or 2.7%, compared to the same period in 2024.
•Adjusted net revenue was $18.6 million for the three months ended June 30, 2025, compared to $17.6 million for the same period in 2024, an increase of $1.0 million, or 5.8%.
◦On a constant currency basis, adjusted net revenue increased $0.9 million, or 5.1%, due to an increase in contracting adjusted net revenue of $0.8 million, or 105.6%, and an increase in RPO adjusted net revenue of $0.1 million, or 0.6% compared to the same period in 2024.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $18.8 million for the three months ended June 30, 2025, compared to $17.6 million for the same period in 2024, an increase of $1.2 million, or 6.7%.
◦On a constant currency basis, SG&A and Non-Op increased $1.1 million, or 6.2%, as compared to the same period in 2024. SG&A and Non-Op as a percentage of revenue was 52.9% for the three months ended June 30, 2025, compared to 49.7% for the same period in 2024.
•EBITDA loss was $0.2 million for the three months ended June 30, 2025, compared to EBITDA of $0.0 million for the same period in 2024, an increase in EBITDA loss of $0.2 million. On a constant currency basis, EBITDA loss also increased $0.2 million.
•Net loss was $0.7 million for the three months ended June 30, 2025, compared to net loss of $0.4 million for the same period in 2024, an increase in net loss of $0.2 million. On a constant currency basis, net loss increased $0.3 million.
Summary of Financial Performance Highlights for the Six Months Ended
June 30, 2025
•Revenue was $67.4 million for the six months ended June 30, 2025, compared to $69.6 million for the same period in 2024, a decrease of $2.2 million, or 3.2%. The decrease in revenue was principally driven by a decline in Australia.
◦On a constant currency basis, the Company’s revenue decreased $1.2 million, or 1.7%, due to a decrease in contracting revenue of $0.9 million, or 2.4%, coupled with a decrease in RPO revenue of $0.3 million, or 1.0%, compared to the same period in 2024.
•Adjusted net revenue was $35.0 million for the six months ended June 30, 2025, compared to $33.9 million for the same period in 2024, an increase of $1.1 million, or 3.2%.
◦On a constant currency basis, adjusted net revenue increased $1.2 million, or 3.7%, due to an increase in contracting revenue of $0.9 million, or 58.6%, while RPO adjusted net revenue increased by $0.3 million, or 0.9%, compared to the same period in 2024.
•SG&A and Non-Op was $36.7 million for the six months ended June 30, 2025, compared to $36.6 million for the same period in 2024.

Index
◦On a constant currency basis, SG&A and Non-Op increased $0.3 million, or 0.9%, as compared to the same period in 2024. SG&A and Non-Op as a percentage of revenue was 54.4% for the six months ended June 30, 2025, compared to 53.0% for the same period in 2024.
•EBITDA loss was $1.7 million for the six months ended June 30, 2025, compared to EBITDA loss of $2.7 million for the same period in 2024, a decrease in EBITDA loss of $1.0 million. On a constant currency basis, EBITDA loss decreased $1.0 million.
•Net loss was $2.4 million for the six months ended June 30, 2025, compared to net loss of $3.3 million for the same period in 2024, a decrease in net loss of $0.9 million. On a constant currency basis, net income also decreased $0.9 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2025 and 2024.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024			2025	2024
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$7,138	$6,972	$(4)	$6,968	$13,990	$12,966	$(22)	$12,944
Asia Pacific	21,570	22,649	(427)	22,222	40,697	44,158	(1,289)	42,869
EMEA	6,833	6,091	347	6,438	12,720	12,479	294	12,773
Total	$35,541	$35,712	$(84)	$35,628	$67,407	$69,603	$(1,017)	$68,586
Adjusted net revenue (a):
Americas	$6,299	$6,344	$(4)	$6,340	$12,279	$12,149	$(21)	$12,128
Asia Pacific	8,839	7,627	(79)	7,548	16,050	14,173	(304)	13,869
EMEA	3,497	3,644	206	3,850	6,704	7,623	167	7,790
Total	$18,635	$17,615	$123	$17,738	$35,033	$33,945	$(158)	$33,787
SG&A and Non-Op (b):
Americas	$6,139	$6,001	$(15)	$5,986	$12,349	$12,725	$(63)	$12,662
Asia Pacific	7,345	7,310	(75)	7,235	14,185	14,410	(315)	14,095
EMEA	4,199	3,528	175	3,703	8,042	7,232	136	7,368
Corporate	1,104	771	—	771	2,121	2,255	—	2,255
Total	$18,787	$17,610	$85	$17,695	$36,697	$36,622	$(242)	$36,380
Operating income (loss):
Americas	$290	$252	$(5)	$247	$82	$(900)	$(4)	$(904)
Asia Pacific	1,611	465	(4)	461	1,994	(55)	6	(49)
EMEA	(586)	221	37	258	(1,105)	491	36	527
Corporate	(1,526)	(1,125)	—	(1,125)	(2,906)	(2,763)	—	(2,763)
Total	$(211)	$(187)	$28	$(159)	$(1,935)	$(3,227)	$38	$(3,189)
Net loss, consolidated	$(688)	$(441)	$22	$(419)	$(2,444)	$(3,339)	$40	$(3,299)
EBITDA (loss) (c):
Americas	$228	$402	$(4)	$398	$87	$(462)	$(7)	$(469)
Asia Pacific	1,427	224	—	224	1,710	(377)	18	(359)
EMEA	(701)	149	33	182	(1,339)	417	33	450
Corporate	(1,106)	(770)	—	(770)	(2,122)	(2,255)	—	(2,255)
Total	$(152)	$5	$29	$34	$(1,664)	$(2,677)	$44	$(2,633)

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2025	2024	2025	2024
Net loss	$(688)	$(441)	$(2,444)	$(3,339)
Adjustments to Net loss
Provision for income taxes	345	253	377	165
Interest (expense) income, net	(54)	(94)	(125)	(187)
Depreciation and amortization expense	245	287	528	684
Total adjustments from net loss to EBITDA	536	446	780	662
EBITDA (loss)	$(152)	$5	$(1,664)	$(2,677)

Index
Results of Operations
Americas (reported currency)

Revenue - Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$7.1	$7.0	$0.2	2%	$14.0	$13.0	$1.0	8%

    For the three months ended June 30, 2025, contracting revenue increased by $0.8 million, or 472%, while RPO revenue decreased by $0.6 million, or 9%, compared to the same period in 2024. The increase in contracting revenue was driven by new client wins, while the decline in RPO revenue reflected lower demand from existing clients.

    For the six months ended June 30, 2025, contracting revenue increased by $1.7 million, or 478%, driven by continued growth from new client engagements, while RPO revenue decreased by $0.7 million, or 6%, as compared to the same period in 2024, due to lower demand from existing clients.

Adjusted Net Revenue - Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$6.3	$6.3	$—	(1)%	$12.3	$12.1	$0.1	1%
Adjusted net revenue as a percentage of revenue	88%	91%	N/A	N/A	88%	94%	N/A	N/A

For the three months ended June 30, 2025, RPO adjusted net revenue decreased by $0.2 million, or 3%, while contracting adjusted net revenue increased by $0.1 million, or 599%. The decline in RPO adjusted net revenue was due to lower demand from existing clients, while the increase in contracting adjusted net revenue was due to new client wins. For the six months ended June 30, 2025, contracting adjusted net revenue increased by $0.4 million, or 726%, driven by continued growth from new client engagements, while RPO adjusted net revenue decreased by $0.3 million, or 2%, reflecting the lower demand from existing clients, compared to the same period in 2024.

For the three months ended June 30, 2025 and 2024, total adjusted net revenue as a percentage of revenue was 88%, compared to 91% for the same period in 2024. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the lower mix of RPO to contracting revenue.

    For the six months ended June 30, 2025, total adjusted net revenue as a percentage of revenue was 88%, compared to 94% for the same period in 2024. The decrease in total adjusted net revenue as a percentage of revenue was due to the same factor noted above.

Index
SG&A and Non-Op -Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$6.1	$6.0	$0.1	2%	$12.3	$12.7	$(0.4)	(3)%
SG&A and Non-Op as a percentage of revenue	86%	86%	N/A	N/A	88%	98%	N/A	N/A

    For the three months ended June 30, 2025, SG&A and Non-Op increased $0.1 million, or 2%, compared to the same period in 2024, while SG&A and Non-Op as a percentage of revenue decreased slightly.

For the six months ended June 30, 2025, SG&A and Non-Op decreased $0.4 million, or 3%, compared to the same period in 2024, while SG&A and Non-Op as a percentage of revenue declined from 98% to 88%. The decrease in SG&A and No-Op was primarily due to lower staff costs, partly offset by higher travel and entertainment cost and foreign exchange losses. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the decline in staff costs.
Operating (Loss) Income and EBITDA -Americas

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income (loss)	$0.3	$0.3	$—	15%	$0.1	$(0.9)	$1.0	109%
EBITDA (loss)	$0.2	$0.4	$(0.2)	(43)%	$0.1	$(0.5)	$0.5	119%
EBITDA (loss) as a percentage of revenue	3%	6%	N/A	N/A	1%	(4)%	N/A	N/A

For the three months ended June 30, 2025, operating income was $0.3 million increasing slightly from 2024, and EBITDA was $0.2 million, compared to EBITDA of $0.4 million in 2024.

For the six months ended June 30, 2025, operating income was $0.1 million, compared to operating loss of $0.9 million in 2024, and EBITDA was $0.1 million, compared to EBITDA loss of $0.5 million in 2024.
The changes in operating income and EBITDA for the three and six months ended June 30, 2025, were due to the lower staff costs as a percentage of revenue noted above.

Index
Asia Pacific (constant currency)
Revenue - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$21.6	$22.2	$(0.7)	(3)%	$40.7	$42.9	$(2.2)	(5)%

For the three months ended June 30, 2025, contracting revenue decreased by $1.3 million, or 9%, while RPO revenue increased $0.6 million, or 9%, compared to 2024, as discussed below.

    In Australia, revenue decreased $1.3 million, or 7%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily driven by contracting revenue, which declined by $1.8 million, or 13% driven by reduced demand from existing clients. RPO revenue increased by $0.5 million, or 12%, compared to 2024, due to higher demand from existing clients.

    In Asia, revenue increased $0.7 million, or 17%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase for the three months ended June 30, 2025 was due to higher demand from existing clients.

For the six months ended June 30, 2025, contracting revenue decreased by $3.7 million, or 12%, while RPO revenue increased by $1.5 million, or 11%, as discussed below.

    In Australia, revenue declined $3.6 million, or 10%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily in contracting revenue, which decreased by $4.6 million, or 17%, partially offset by a $1.0 million, or 12% increase in RPO revenue, compared to 2024. The decline in contracting revenue was mainly due to reduced demand from existing clients, while increase in RPO revenue was driven by stronger demand from existing clients.

    In Asia, revenue increased $1.6 million or 23%, for the six months ended June 30, 2025, compared to 2024. The increase for the six months ended June 30, 2025 was due to higher demand from existing clients.

Adjusted net revenue - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$8.8	$7.5	$1.3	17%	$16.0	$13.9	$2.2	16%
Adjusted net revenue as a percentage of revenue	41%	34%	N/A	N/A	39%	32%	N/A	N/A

For the three months ended June 30, 2025, RPO adjusted net revenue increased by $0.7 million, or 10%, while contracting adjusted net revenue increased $0.6 million or 100%, compared to the same period in 2024.

    In Australia, adjusted net revenue increased by $0.9 million, or 19%, for the three months ended June 30, 2025, compared to the same period in 2024. The growth was primarily driven by a $0.5 million, or 13%, increase in RPO adjusted net revenue, along with a $0.4 million, or 64%, increase in contracting adjusted net revenue, compared to 2024.

    In Asia, adjusted net revenue increased by $0.4 million, or 14%, for the three months ended June 30, 2025, compared to the same period in 2024.

Total adjusted net revenue as a percentage of revenue was 41% for the three months ended June 30, 2025, compared to 34% for the same period in 2024. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO revenue to contracting revenue.

Index

For the six months ended June 30, 2025, RPO adjusted net revenue increased by $1.5 million, or 12%, while contracting adjusted net revenue increased by $0.6 million or by 51%, compared to the same period in 2024.

    In Australia, adjusted net revenue increased by $1.3 million, or 15%, for the six months ended June 30, 2025, compared to the same period in 2024. The growth was primarily driven by a $1.0 million, or 13%, increase in RPO adjusted net revenue, along with a $0.3 million, or 27%, increase in contracting adjusted net revenue.

    In Asia, adjusted net revenue increased by $0.9 million, or 18%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase for the six months ended June 30, 2025 was due to higher demand from existing clients.

Total adjusted net revenue as a percentage of revenue was 39% for the six months ended June 30, 2025, compared 32% for the same period in 2024. The increase in total adjusted net revenue as a percentage of revenue was attributed to a greater mix of higher margin RPO revenue to contracting revenue.

SG&A and Non-Op - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$7.3	$7.2	$0.1	2%	$14.2	$14.1	$0.1	1%
SG&A and Non-Op as a percentage of revenue	34%	33%	N/A	N/A	35%	33%	N/A	N/A

For the three months ended June 30, 2025, SG&A and Non-Op increased $0.1 million, or 2%, compared to the same periods in 2024, while SG&A and Non-Op as a percentage of revenue increased from 33% to 34%. The increase in SG&A and No-Op was primarily due to higher travel and entertainment and advertising and marketing expenses, partly offset by lower foreign exchange losses.

For the six months ended June 30, 2025, SG&A and Non-Op increased $0.1 million, or 1%, compared to the same periods in 2024, while SG&A and Non-Op as a percentage of revenue increased from 33% to 35%. The increase in SG&A and No-Op was primarily due to higher advertising and corporate allocation costs, partly offset by lower foreign exchange losses. The increase was principally due to the lower mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA - Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$1.6	$0.5	$1.2	251%	$2.0	$(0.1)	$2.0	N/M
EBITDA (loss)	$1.4	$0.2	$1.2	N/M	$1.7	$(0.4)	$2.1	N/M
EBITDA (loss) as a percentage of revenue	7%	1%	N/A	N/A	4%	(1)%	N/A	N/A
N/M = not meaningful

For the three months ended June 30, 2025, operating income was $1.6 million, compared to operating income of $0.5 million in 2024, and EBITDA was $1.4 million, or 7% of revenue, compared to EBITDA of $0.2 million, or 1% of revenue, in 2024. The increases in operating income and EBITDA were principally due to the increase in adjusted net revenue, as described above.

Index
For the six months ended June 30, 2025, operating income was $2.0 million, compared to operating loss of $0.1 million in 2024, and EBITDA was $1.7 million, or 4% of revenue, compared to EBITDA loss of $0.4 million, or 1% of revenue, in 2024. The increases in operating income and EBITDA were principally due to the increase in adjusted net revenue, as described above.
Europe, Middle East, and Africa ("EMEA") (constant currency)
Revenue - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Revenue	$6.8	$6.4	$0.4	6%	$12.7	$12.8	$(0.1)	—%

    For the three months ended June 30, 2025, contracting revenue increased by $0.9 million or 36%, while RPO revenue decreased by $0.5 million or 12%, compared to the same period in 2024, as further discussed below.

    In the U.K., for the three months ended June 30, 2025, revenue increased $0.4 million, or 7%. The change was driven by an increase in contracting revenue of $0.9 million, or 36%, due to higher demand from existing clients, which was partially offset by a decrease in RPO revenue of $0.5 million, or 14%, compared to the same period in 2024.

    In Continental Europe, total revenue was $0.5 million for the three months ended June 30, 2025, a decrease of $0.1 million, or 19% compared to 2024. The decrease was primarily due to lower demand from existing clients.

In the Middle East, total revenue and RPO revenue was $0.1 million for the three months ended June 30, 2025.

For the six months ended June 30, 2025, RPO revenue decreased by $1.1 million, or 14%, while contracting revenue increased by $1.1 million, or 22%, compared to the same period in 2024.

    In the U.K., for the six months ended June 30, 2025 revenue decreased by $0.2 million, or 1%, compared to the same period in 2024. The decrease was driven by RPO revenue, which declined $1.2 million, or 18%, while contracting revenue increased by $1.1 million, or 22%.

    In Continental Europe, total revenue was $1.0 million for the six months ended June 30, 2025, a decrease of $0.1 million, or 9%, compared to the same period in 2024. The decrease was primarily due to lower demand from existing clients.

In the Middle East, total revenue and RPO revenue was $0.2 million for the six months ended June 30, 2025.
Adjusted Net Revenue - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Adjusted net revenue	$3.5	$3.8	$(0.4)	(9)%	$6.7	$7.8	$(1.1)	(14)%
Adjusted net revenue as a percentage of revenue	51%	60%	N/A	N/A	53%	61%	N/A	N/A

For the three months ended June 30, 2025, adjusted net revenue decreased by $0.4 million, or 9%, primarily driven by a decrease in RPO adjusted net revenue of $0.4 million, or 10%, while contracting adjusted net revenue increased slightly, or 22%, compared to the same period in 2024, as further discussed below.

Index
    In the U.K., total adjusted net revenue for the three months ended June 30, 2025 decreased by $0.3 million, or 10%, compared to 2024. The decrease was driven by RPO adjusted net revenue, which declined by $0.4 million, or 11%, compared to 2024.

    In Continental Europe, total adjusted net revenue was $0.5 million for the three months ended June 30, 2025, a decrease of $0.1 million, or 21% compared to 2024. The decrease was primarily due to lower demand from existing clients.

In the Middle East, total adjusted net revenue and RPO adjusted net revenue was $0.1 million for the three months ended June 30, 2025.

For the six months ended June 30, 2025, adjusted net revenue decreased by $1.1 million, or 14%, driven by a decrease in RPO revenue, which declined $1.0 million, or 13%, compared to the same period in 2024.

    In the U.K., total adjusted net revenue for the six months ended June 30, 2025 decreased by $1.2 million, or 18%, compared to the same period in 2024, driven by a decrease in RPO adjusted net revenue of $1.1 million, or 17%.

    In Continental Europe, for the six months ended June 30, 2025, total adjusted net revenue decreased by $0.1 million, or 11%, compared to the same period in 2024, due to new client wins.

In the Middle East, total adjusted net revenue and RPO adjusted net revenue was $0.2 million for the six months ended June 30, 2025.

SG&A and Non-Op - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
SG&A and Non-Op	$4.2	$3.7	$0.5	13%	$8.0	$7.4	$0.7	9%
SG&A and Non-Op as a percentage of revenue	61%	58%	N/A	N/A	63%	58%	N/A	N/A

For the three months ended June 30, 2025, SG&A and Non-Op increased $0.5 million, or 13%, compared to the same period in 2024. The increase in SG&A and Non-Op was primarily the result of higher consultant staff costs in the current year.

For the six months ended June 30, 2025, SG&A and Non-Op increased $0.7 million, or 9%, compared to the same period in 2024. The increase in SG&A and Non-Op was primarily the result of higher consultant staff costs in the current year.

For the three months ended June 30, 2025, SG&A and Non-Op as a percentage of revenue was 61%, compared to 58%, respectively, in 2024. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the higher consultant staff costs described above.

For the six months ended June 30, 2025, SG&A and Non-Op as a percentage of revenue was 63%, compared to 58%, in 2024. The increase in SG&A and Non-Op as a percentage of revenue was primarily due to the higher consultant staff costs described above.

Index
Operating Income and EBITDA - EMEA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
EMEA
Operating income	$(0.6)	$0.3	$(0.8)	(327)%	$(1.1)	$0.5	$(1.6)	(310)%
EBITDA (loss)	$(0.7)	$0.2	$(0.9)	(486)%	$(1.3)	$0.5	$(1.8)	(398)%
EBITDA (loss) as a percentage of revenue	(10)%	3%	N/A	N/A	(11)%	4%	N/A	N/A

    For the three months ended June 30, 2025, operating loss was $0.6 million, compared to operating income of $0.3 million for the same period in 2024, and EBITDA loss was $0.7 million, or 10% of revenue, compared to EBITDA of $0.2 million, or 3% of revenue, for the same period in 2024.

For the six months ended June 30, 2025, operating loss was $1.1 million, compared to operating income of $0.5 million for the same period in 2024, and EBITDA loss was $1.3 million, or 11% of revenue, compared to EBITDA of $0.5 million, or 4% of revenue, for the same period in 2024.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

    Corporate expenses were $1.1 million for the three months ended June 30, 2025 as compared to $0.8 million for the same period in 2024, representing an increase of $0.3 million. The increase in corporate expenses was primarily due to higher professional fees partially offset by investment-related income.

    For the six months ended June 30, 2025, corporate expenses were $2.1 million compared to $2.3 million for the same period in 2024, a decrease of $0.1 million. The decrease was primarily due to higher corporate allocations, investment-related income partially offset by higher professional fees.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2025, compared to $0.3 million and $0.7 million for the same periods in 2024, respectively.

Interest (expense) income, Net

Interest (expense) income, net was $0.1 million for each of the three and six months ended June 30, 2025, compared to other expense of $0.1 million and $0.2 million for the same periods in 2024. During the second quarter of 2025, the Company earned $0.1 million of dividend income, which was recorded in Interest (expense) Income, net, from its investment in a short-term U.S. Treasury securities fund, which replaced a prior interest-bearing investment.

Other Income (expense), Net

Other expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, as compared to other expense of $0.1 million and $0.1 million for the same periods in 2024.

Provision for Income Taxes

    The provision for income taxes for the six months ended June 30, 2025 was $0.4 million on $2.1 million of pre-tax loss, compared to a provision for income tax of $0.2 million on $3.2 million of pre-tax loss for the same period in 2024. The effective tax rates for the six months ended June 30, 2025 and 2024 were negative 18% and negative 5%, respectively. For the six months ended June 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the six months ended June 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to

Index
changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Net Loss

    Net loss was $0.7 million for the three months ended June 30, 2025, compared to net loss of $0.4 million for the three months ended June 30, 2024, an increase in net loss of $0.2 million. Basic and diluted loss per share were both $0.23 for the three months ended June 30, 2025, compared to basic and diluted loss per share of $0.15 for the same period in 2024.

Net loss was $2.4 million for the six months ended June 30, 2025, compared to net loss of $3.3 million for the same period in 2024, a decrease in net loss of $0.9 million. Basic and diluted loss per share were $0.82 for the six months ended June 30, 2025, compared to basic and diluted loss per share of $1.10, for the same period in 2024.

Liquidity and Capital Resources

    As of June 30, 2025, cash and cash equivalents and restricted cash totaled $17.5 million, compared to $17.7 million as of December 31, 2024. The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
$ in millions	2025	2024
Net cash used in operating activities	$(0.7)	$(6.1)
Net cash (used in) provided by investing activities	—	1.1
Net cash used in financing activities	—	(2.6)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.6	(0.3)
Net decrease in cash, cash equivalents, and restricted cash	$(0.1)	$(7.9)

Cash Flows from Operating Activities

    For the six months ended June 30, 2025, net cash used in operating activities was $0.7 million, compared to $6.1 million during the same period in 2024, resulting in a $5.4 million decrease in net cash used. The improvement was driven by more favorable working capital comparisons to the prior year, coupled with a lower net loss in 2025.

Cash Flows from Investing Activities

    For the six months ended June 30, 2025, net cash provided by investing activities was $0.0 million compared to $1.1 million of net cash provided by investing activities in 2024. Net cash provided by investing activities in 2024 reflects cash received from benefit payouts of $1.1 million.

Cash Flows from Financing Activities

    For the six months ended June 30, 2025, net cash used in financing activities was $0.0 million, compared to net cash used in financing activities of $2.6 million in 2024. The decrease in net cash used was attributed to prior year repurchases of shares of common stock of $2.6 million in 2024, including cash paid for tax withholdings.

Index
Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2025, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $8 for the three and six months ended June 30, 2025, respectively, and $5 and $9 for the three and six months ended June 30, 2024, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2025.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023 (see Note 5 to the Consolidated Financial Statements in Item 8), and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. As a result, no interest expense or fees were incurred during the three and six months ended June 30, 2025. Interest expense and fees incurred on the HSBC Facility Agreement were $2 and $6 for the six months ended June 30, 2024.

Liquidity and Capital Resources Outlook

    As of June 30, 2025, the Company had cash and cash equivalents on hand of $16.8 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of June 30, 2025. The Company’s near-term cash requirements during 2025 are primarily related to the funding of the Company’s operations.
    As of June 30, 2025, $8.8 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($3.0 million), the U.K. ($1.6 million), Hong Kong ($0.9 million), Philippines ($0.9 million), Singapore ($0.7 million), and India ($0.4 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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

Index
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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of June 30, 2025 and December 31, 2024. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Estimates
    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 14, 2025 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the six months ended June 30, 2025.

Index
FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company’s ability to successfully achieve its strategic initiatives, (3) risks related to potential acquisitions or dispositions of businesses by the Company, (4) the risk that the conditions to the closing of the proposed Merger are not satisfied, including the failure to timely obtain stockholder approval for the transaction, if at all, (5) uncertainties as to the timing of the consummation of the proposed Merger and the ability of each of Hudson and Star to consummate the proposed Merger, (6) risks related to Hudson’s ability to manage its operating expenses and its expenses associated with the proposed Merger pending closing, (7) risks related to the market price of Hudson’s common stock relative to the value suggested by the exchange ratio, (8) unexpected costs, charges or expenses resulting from the transaction, (9) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger, (10) risks related to the inability of the combined company to successfully operate as a combined business, (11) risks associated with the possible failure to realize certain anticipated benefits of the proposed Merger, including with respect to future financial and operating results, (12) the Company’s ability to operate successfully as a company focused on its RPO business, (13) risks related to fluctuations in the Company’s operating results from quarter to quarter due to various factors such as rising inflationary pressures and interest rates, (14) the loss of or material reduction in our business with any of the Company’s largest customers, (15) the ability of clients to terminate their relationship with the Company at any time, (16) competition in the Company’s markets, (17) the negative cash flows and operating losses that may recur in the future, (18) risks relating to how future credit facilities may affect or restrict our operating flexibility, (19) risks associated with the Company’s investment strategy, (20) risks related to international operations, including foreign currency fluctuations, political events, trade wars, natural disasters or health crises, including the Russia-Ukraine war, and potential conflict in the Middle East, (21) the Company’s dependence on key management personnel, (22) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (23) the Company’s ability to collect accounts receivable, (24) the Company’s ability to maintain costs at an acceptable level, (25) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (26) risks related to providing uninterrupted service to clients, (27) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (28) the Company’s ability to utilize net operating loss carryforwards, (29) volatility of the Company’s stock price, (30) the impact of government regulations and deregulation efforts, (31) restrictions imposed by blocking arrangements, (32) risks related to the use of new and evolving technologies, (33) the adverse impacts of cybersecurity threats and attacks and (34) those risks set forth in “Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition. In addition, various risk factors applicable to us and our business are described under the headings “Risks Relating to the Merger” and “Risks Relating to Hudson’s Business” in the joint proxy statement/prospectus filed with the SEC on July 23, 2025, which forms part of Hudson Global Inc.’s Registration Statement on Form S-4 (File No. 333-2888531), which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2025 - April 30, 2025	—	$—	—	$2,118,651
May 1, 2025 - May 31, 2025	—	$—	—	$2,118,651
June 1, 2025 - June 30, 2025	—	$—	—	$2,118,651
Total	—	$—	—

(a)On August 8, 2023, the Company’s Board of Directors authorized a repurchase program for up to $5 million of the Company’s outstanding shares of common stock. The Company intends to repurchase shares from time to time, as market conditions warrant, through open market purchases, privately negotiated transactions, block purchases, or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). This authorization does not expire. During the six months ended June 30, 2025, no repurchases of shares were made by the Company under this authorization. During six months ended June 30, 2024 the Company repurchased a total of 131,438 shares of its common stock for a cost of $2.1 million under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $0.7 million that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1.2 million, as well as 17,621 shares of its common stock on the open market for a cost of $0.3 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

Index

ITEM 6.    EXHIBITS

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 21, 2025, by and among Hudson Global, Inc., HSON Merger Sub, Inc. and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated May 22, 2025 (File No. 001-38704)).

10.1	Form of Star Support Agreement (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated May 22, 2025 (File No. 001-38704)).
10.2	Form of Hudson Support Agreement (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated May 22, 2025 (File No. 001-38704)).
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	August 8, 2025	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2025	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)