Form 10-Q
period 2025-09-30
Star Equity Holdings, Inc.
filed 2025-11-14
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-38704

STAR EQUITY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3547281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
53 Forest Avenue, Suite 101, Old Greenwich, CT 06870
(Address of principal executive offices) (Zip Code)
(203) 489-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	STRR	The NASDAQ Stock Market LLC
Series A Preferred Stock, $0.001 par value	STRRP	The NASDAQ Stock Market LLC
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2025
Common Stock - $0.001 par value	3,435,903

STAR EQUITY HOLDINGS, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Building Solutions	$9,603	$—	$9,603	$—
Business Services	37,038	36,853	104,445	106,456
Energy Services	1,318	—	1,318	—
Investments	—	—	—	—
Total revenues	47,959	36,853	115,366	106,456

Cost of revenues:
Building Solutions	7,919	—	7,919	—
Business Services	18,408	18,250	50,782	53,908
Energy Services	972	—	972	—
Investments	33	—	33	—
Total cost of revenues	27,332	18,250	59,706	53,908

Gross profit	20,627	18,603	55,660	52,548

Operating expenses:
Salaries and related	16,135	14,908	45,317	44,399
Office and general	4,819	2,823	10,176	8,164
Marketing and promotion	913	971	2,814	2,627
Depreciation and amortization	404	358	932	1,042
Total operating expenses	22,271	19,060	59,239	56,232
Operating loss	(1,644)	(457)	(3,579)	(3,684)
Non-operating income (expense):
Interest (expense) income, net	81	93	206	280
Other income / (expense), net	48	(184)	(209)	(318)
Loss before income taxes	(1,515)	(548)	(3,582)	(3,722)
Provision for income taxes	249	298	626	463
Net loss	(1,764)	(846)	(4,208)	(4,185)
Dividend on Series A perpetual preferred stock	(67)	—	(67)	—
Net loss attributable to common shareholders	$(1,831)	$(846)	$(4,275)	$(4,185)
Loss per share:
Basic	$(0.54)	$(0.28)	$(1.37)	$(1.39)
Diluted	$(0.54)	$(0.28)	$(1.37)	$(1.39)
Loss per share, attributable to common shareholders
Basic	$(0.56)	$(0.28)	$(1.39)	$(1.39)
Diluted	$(0.56)	$(0.28)	$(1.39)	$(1.39)
Weighted-average shares outstanding:
Basic	3,263	2,975	3,082	3,009
Diluted	3,263	2,975	3,082	3,009

Dividends declared per share of Series A perpetual preferred stock	$0.025	$—	$0.025	$—

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive loss:
Net loss	$(1,764)	$(846)	$(4,208)	$(4,185)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(228)	1,124	1,320	606
Total other comprehensive (loss) income, net of income taxes	(228)	1,124	1,320	606
Comprehensive (loss) income	$(1,992)	$278	$(2,888)	$(3,579)

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15,368	$17,011
Restricted cash, current	1,209	476
Investments in equity securities	2,721	—
Accounts receivable, less allowance for expected credit losses of $346 and $391, respectively	36,239	20,093
Inventories, net	7,746	—
Prepaid and other	4,562	2,560
Total current assets	67,845	40,140
Property and equipment, net of accumulated depreciation of $5,678 and $1,668, respectively	18,374	242
Operating lease right-of-use assets	9,953	1,024
Goodwill	5,969	5,703
Intangible assets, net of accumulated amortization of $4,618 and $3,897, respectively	1,871	2,491
Long-term investments	953	—
Notes receivable, net of current portion	6,787	—
Deferred tax assets, net	3,406	2,648
Restricted cash, non-current	1,949	180
Other assets	33	155
Total assets	$117,140	$52,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,515	$1,789
Accrued salaries, commissions, and benefits	7,569	4,306
Accrued expenses and other current liabilities	9,306	4,375
Short-term debt	6,431	—
Deferred revenue	3,425	129
Operating lease obligations, current	564	623
Total current liabilities	32,810	11,222
Income tax payable	97	93
Operating lease obligations	9,473	441
Long-term debt, net of current portion	6,522	—
Other liabilities	467	399
Total liabilities	49,369	12,155
Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.001 par value; 10,000 shares authorized: 2,691 and 0 shares issued and outstanding, respectively	3	—
Common stock, $0.001 par value, 20,000 shares authorized; 5,026 and 4,033 shares issued; 3,436 and 2,750 shares outstanding, respectively	5	4
Additional paid-in capital	527,311	494,209
Accumulated deficit	(434,225)	(430,017)
Accumulated other comprehensive loss, net of applicable tax	(1,397)	(2,717)
Treasury stock, 1,590 and 1,283 shares, respectively, at cost	(23,926)	(21,051)
Total stockholders’ equity	67,771	40,428
Total liabilities and stockholders’ equity	$117,140	$52,583

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,208)	$(4,185)
Adjustments to reconcile net loss to net cash used by operating activities:
Total Depreciation and amortization	1,194	1,042
Provision for expected credit losses	64	3
Benefit from deferred income taxes	(561)	(203)
Stock-based compensation	998	1,046
Non-cash interest income	(93)	—
Unrealized loss on equity securities and lumber derivatives	64	—
Gross profit from sale of lost-in-hole equipment	(128)	—
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	(3,513)	(4,162)
Inventories	1,812	—
Prepaid and other assets	(293)	(105)
Accounts payable, accrued expenses, and other liabilities	1,263	1,757
Net cash used in operating activities	(3,401)	(4,807)
Cash flows from investing activities:
Capital expenditures	(658)	(22)
Proceeds from corporate benefit policy	—	1,076
Net cash paid in acquisition of Alpha Consulting Group	(132)	—
Cash acquired in connection with the acquisition of Star Operating Companies	6,967	—
Proceeds from sale of lost-in-hole equipment	85	—
Proceeds from sale of property and equipment	58	—
Purchases of equity securities	(395)	—
Proceeds from sales of equity securities	226	—
Net cash (used in) provided by investing activities	6,151	1,054
Cash flows from financing activities:
Proceeds from borrowings	3,689	—
Repayment of debt	(3,431)	—
Repayment of note receivable	74	—
Preferred stock dividends paid	(67)	—
Purchase of treasury stock (including payment of tax withholdings)	(2,572)	(2,775)
Cash paid for net settlement of employee restricted stock units	(303)	(204)
Net cash used in financing activities	(2,610)	(2,979)
Effect of exchange rates on cash, cash equivalents, and restricted cash	719	55
Net decrease in cash, cash equivalents, and restricted cash	859	(6,677)
Cash, cash equivalents, and restricted cash, beginning of the period	17,667	23,170
Cash, cash equivalents, and restricted cash, end of the period	$18,526	$16,493
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$43	$—
Cash received during the period for interest	$249	$280
Net cash payments during the period for income taxes	$1,103	$254
Cash paid for amounts included in operating lease liabilities	$677	$600
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$957	$416
See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	4,033	$4	$494,209	$(430,017)	$(2,717)	(1,283)	$(21,051)	$40,428
Stock-based compensation	—	—	2	—	386	—	—	—	—	386
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(8)	(8)
Accumulated other comprehensive income	—	—	—	—	—	—	424	—	—	424
Net loss	—	—	—	—	—	(1,756)	—	—	—	(1,756)
Balance at March 31, 2025	—	$—	4,035	$4	$494,595	$(431,773)	$(2,293)	(1,284)	$(21,059)	$39,474
Stock-based compensation	—	—	7	—	243	—	—	—	—	243
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(3)	(23)	(23)
Accumulated other comprehensive income	—	—	—	—	—	—	1,124	—	—	1,124
Net loss	—	—	—	—	—	(688)	—	—	—	(688)
Balance at June 30, 2025	—	$—	4,042	$4	$494,838	$(432,461)	$(1,169)	(1,287)	$(21,082)	$40,130
Preferred stock issued in connection with acquisition of Star Operating Companies	2,691	3	—	—	25,477	—	—	—	—	25,480
Common stock issued in connection with acquisition of Star Operating Companies	—	—	744	1	6,694	—	—	—	—	6,695
Stock-based compensation*	—	—	240	—	369	—	—	—	—	369
Purchase of treasury stock	—	—	—	—	—	—	—	(274)	(2,572)	(2,572)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(29)	(272)	(272)
Accumulated other comprehensive loss	—	—	—	—	—	—	(228)	—	—	(228)
Dividends to holders of preferred stock ($0.025 per share)	—	—	—	—	(67)	—	—	—	—	(67)
Net loss	—	—	—	—	—	(1,764)	—	—	—	(1,764)
Balance at September 30, 2025	2,691	$3	5,026	$5	$527,311	$(434,225)	$(1,397)	(1,590)	$(23,926)	$67,771

*Includes issuance of deferred director shares in the three months ended September 30, 2025.

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2023	—	$—	3,896	$4	$493,036	$(425,247)	$(1,290)	(1,089)	$(17,949)	$48,554
Stock-based compensation	—	—	99	—	378	—	—	—	—	378
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(63)	(936)	(936)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(10)	(159)	(159)
Accumulated other comprehensive loss	—	—	—	—	—	—	(636)	—	—	(636)
Net income (loss)	—	—	—	—	—	(2,898)	—	—	—	(2,898)
Balance at March 31, 2024	—	$—	3,995	$4	$493,414	$(428,145)	$(1,926)	(1,162)	$(19,044)	$44,303
Stock-based compensation	—	—	8	—	86	—	—	—	—	86
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(87)	(1,463)	(1,463)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(3)	(39)	(39)
Accumulated other comprehensive income	—	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	(441)	—	—	—	(441)
Balance at June 30, 2024	—	$—	4,003	$4	$493,500	$(428,586)	$(1,808)	(1,252)	$(20,546)	$42,564
Stock-based compensation	—	—	3	—	481	—	—	—	—	481
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(23)	(377)	(377)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	—	(6)	(6)
Accumulated other comprehensive income	—	—	—	—	—	—	1,124	—	—	1,124
Net loss	—	—	—	—	—	(846)	—	—	—	(846)
Balance at September 30, 2024	—	$—	4,006	$4	$493,981	$(429,432)	$(684)	(1,275)	$(20,929)	$42,940

See accompanying notes to Condensed Consolidated Financial Statements.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Star Equity Holdings, Inc. ("Star" or the “Company”, formerly known as Hudson Global, Inc. ("Hudson")) and Star Operating Companies, Inc. (formerly known as Star Equity Holdings, Inc.) filed in their respective Annual Reports on Form 10-K for the year ended December 31, 2024.

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

NOTE 2 – DESCRIPTION OF BUSINESS

Star Equity Holdings, Inc. (“Star Equity,” “Star”, the “Company,” “we,” or “our”) is a multi-industry diversified holding company with four divisions: Building Solutions, Business Services, Energy Services, and Investments. Our common stock and Series A preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP,” respectively.

AMENDMENT TO CERTIFICATE OF INCORPORATION

On September 4, 2025, Star Equity filed a certificate of amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as Amended (the “Charter”), to change the name of the Company from Hudson Global, Inc. to Star Equity Holdings, Inc. (the “Name Change”). The Name Change was approved by the Company’s Board of Directors (the “Board”) on September 2, 2025, and became effective at 12:01 a.m. (Eastern Time) on September 5, 2025.

MERGER

On August 22, 2025, Star Equity Holdings, Inc. ("Star", formerly known as Hudson Global, Inc. ("Hudson")), completed its previously announced acquisition of Star Operating Companies, Inc. ("SOC" or "Star Operating Companies", formerly known as Star Equity Holdings, Inc.) pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”), by and among Star, SOC, and HSON Merger Sub, Inc., a wholly owned subsidiary of Star (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, on August 22, 2025, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into SOC, with SOC continuing as the surviving corporation of the Merger under the name “Star Operating Companies, Inc." as a wholly owned subsidiary of Star.

Pursuant to the terms of the Merger Agreement, at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) was automatically converted into the right to receive 0.23 shares of Star common stock (the "exchange ratio") and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) was automatically converted into the right to receive one (1) share of Star 10% Series A Cumulative Perpetual preferred stock (“Preferred Stock”). As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC stockholders received approximately 2,690,637 shares of Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
In addition, pursuant to the terms of the Merger Agreement, at the Effective Time, each award of SOC restricted stock units (“RSUs”) outstanding immediately prior to the Effective Time was converted into Star RSUs issued under the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended (the “Plan”), in accordance with the Merger Agreement.

The accompanying condensed consolidated financial statements include the financial results of SOC beginning on August 22, 2025 and reflect the post merger results of the Building Solutions, Energy Services, and Investments segments for the period from August 22, 2025 through September 30, 2025. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. All significant intercompany accounts and transactions have been eliminated in consolidation.

SEGMENTS

Our Building Solutions segment is currently made up of the following operating businesses: KBS Builders, Inc. (“KBS”); EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL,” and Timber Technologies Solutions, Inc. (“TT”). KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. EBGL manufactures and delivers structural wall panels for single and multi-family residential buildings, and other engineered wood-based products. EBGL also distributes building materials from two lumberyard locations primarily focused on professional builder customers. TT is based outside the Minneapolis-St. Paul area and manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).

Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in fifteen countries organized into three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.

Our Energy Services segment currently consists of Alliance Drilling Tools, Inc. ("ADT"), a Wyoming and Texas based provider of drilling tools and services to the Energy industry, a key sector of the economy. ADT is a full-service downhole drilling tool company which provides sale and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows for the majority of costs, such as freight, repairs, and damages to be passed directly to customers.

Our Investments segment holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments division manages internally funded, concentrated minority investments in a small number of public companies. It also holds and manages a promissory note and a private equity stake in Catalyst MedTech LLC ("Catalyst"), a provider of medical imaging equipment and services. SOC acquired these interests in May 2023 as a result of the sale of Digirad Health. Our Investments division also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and which currently have a carrying value of zero.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

See Note 17 to the Condensed Consolidated Financial Statements for further details regarding the Company’s reportable segments: Building Solutions, Business Services, Energy Services and Investments.

    ADOPTION OF ACCOUNTING POLICES PURSUANT TO MERGER

The accounting policies of SOC have been conformed to those of the Company where necessary. No significant differences in accounting policies were identified. As a result of the acquisition, the Company adopted the following accounting policies that were not previously applicable to its operations:

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial instruments primarily consist of cash equivalents, equity securities, accounts receivable, other current assets, restricted cash, and accounts payable. The carrying amount of short-term and long-term debt and notes payable approximates fair value because of the relative short maturity of these instruments and interest rates we could currently obtain.

The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value in the Condensed Consolidated Balance Sheets with changes in fair value recognized in cost of revenues in the Condensed Consolidated Statements of Operations.

Equity Securities

Securities consist of investments in equity securities that are publicly traded. These equity securities are measured at fair value on a trade date basis and changes in fair value are recognized in net income in other income (expense). Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as long-term investments.

Long-Term Investments

As a part of the sale of Digirad Health, Star Operating Companies received common equity in Insignia TTG Parent LLC (“Catalyst Parent”), the parent entity of Catalyst formerly known as TTG Imaging Solutions, LLC. In accounting for this investment, we have elected the measurement alternative under ASC 321 “Accounting for Investments in Equity Securities”. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. Each reporting period, we perform a qualitative and quantitative assessment considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators include, but are not limited to, significant deterioration in earnings performance, significant adverse changes in the regulatory or economic environment and working capital deficiencies. If an investment is determined to be impaired, we include an impairment loss as a component of other income (expense) equal to the difference between the fair value of the investment and its carrying amount. During the period ended September 30, 2025 we recognized no impairment loss on this investment.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
On August 9, 2024, SOC completed an investment in Enservco Corporation (“Enservco”) (“Investment in Enservco”), which consisted of Enservco Common Stock, Enservco Preferred Stock, and certain other options reflected in the Share Exchange Agreement, and the Enservco Note Receivable (See Note 18, Supplementary Balance Sheet Information). The Investment in Enservco is required to be accounted for using the equity method of accounting under ASC 323, “Equity Method Investments and Joint Ventures”, as we are deemed to have significant influence over Enservco based upon GAAP rules. Pursuant to the guidance in ASC 323, we elected the fair value option pursuant to ASC 825-10-15, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. Enservco Common Stock is publicly traded, and the fair value is determined based on Enservco’s common stock close price as of the reporting date. The fair value of the Enservco Preferred Stock was based on the consideration of a number of objective and subjective factors, including third-party valuations and a company-specific economic outlook. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model. The fair value of the Enservco Note was determined using a discounted cash flow model. Fair value assumptions are further described in Note 12, Fair Value Measurements. The Enservco Note was determined to be uncollectible as of December 31, 2024 and the value was reduced to $0. As described further in Note 18, Supplementary Balance Sheet Information, the value of the Enservco Note was fully collateralized and SOC called the collateral once it was determined that the note was in default.

Inventory

Inventories are valued using first-in, first-out, or the weighted-average inventory method; stated at the lower of cost or net realizable value. Finished goods and work-in-process inventory values include the cost of raw materials, labor, and manufacturing overhead. Inventory, when written down to net realizable value, establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. We also make adjustments to reduce the carrying amount of inventories for estimated excess or obsolete inventories. Factors influencing these adjustments include inventory on-hand compared with historical and estimated future sales and usage for new and existing products and assumptions about the likelihood of obsolescence.

Debt Issuance Costs

We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of September 30, 2025 we have no unamortized debt issuance costs.

Shipping and Handling Fees and Costs

We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $164 for the period ended September 30, 2025.

Warranties

Within our Building Solutions division, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of 25 years. TT provides a limited warranty on glulam products for a period of 50 years. Estimated warranty costs are accrued in the period that the related revenue is recognized. See Note 18, Supplementary Balance Sheet Information, for further information.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Total advertising and marketing costs for the three and nine months ended September 30, 2025 were $913 and $2,814, respectively

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): "Improvements to Income Tax Disclosures", which modifies FASB Accounting Standards Codification 740 to enhance the transparency and decision usefulness of income tax disclosures. ASU No. 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this new guidance and expects to adopt it in the annual report for the fiscal year ending December 31, 2025.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606. Under the expedient, entities may assume that conditions existing as of the balance-sheet date will remain unchanged over the remaining life of those assets, thereby simplifying the estimation process for short-term receivables. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", ASU 2025-06 updates the accounting for internal-use software by removing the previous “project stage” model and requiring capitalization only when management authorizes and commits to funding a project that is probable of completion. The ASU also adds guidance on assessing development uncertainty, incorporates website development into Subtopic 350-40, and aligns presentation and disclosure requirements with ASC 360. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. Entities may apply the standard prospectively, modified-prospectively, or retrospectively. The Company is currently evaluating the impact of this guidance and does not expect the adoption to have a material effect on its consolidated financial statements.

Adoption of New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve segment reporting requirements, primarily through enhanced disclosures on significant segment expenses. Other disclosures that the ASU requires public entities to provide include the title and position of the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for the year ended December 31, 2024, and has disclosed significant expenses reviewed by the CODM for each reportable segment, with no additional significant expenses identified beyond those presented. See Note 17, “Segment and Geographic Data” to the Condensed Consolidated Financial Statements.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 4 – REVENUE RECOGNITION

Building Solutions Revenue Recognition. Within the Building Solutions division, we service residential and commercial construction projects by manufacturing modular housing units and other products, supplying general contractors with building materials and providing glue-laminated timber products (“glulam”) to distributors and end users. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems, and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. TT manufactures glulam for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion. There are no contracts as of September 30, 2025 that are subject to over time recognition.

Business Services Revenue Recognition. We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time or as services are delivered to customers, using an input or output method, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they include termination clauses that allow either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and is reported net of sales or use taxes collected from clients and remitted to taxing authorities.

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. $0.1 million and $1.1 million in bonuses were approved and paid to our contract employees in the three and nine months ended September 30, 2025, respectively. No bonuses were approved and paid to our contract employees on behalf of our clients for the three and nine months ended September 30, 2024.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2025 and 2024.

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
STAR EQUITY HOLDINGS, INC.
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

Energy Services Revenue Recognition. ADT is principally engaged in the business of renting drilling tools. We also sell new drilling tools, drilling parts, supplies, and used rental tools. In addition, ADT offers repair services to support its customers. Tools purchased for sale are recorded as inventory. Tools intended for rental are recorded as part of fixed assets. Equipment rental revenue is recognized on a straight-line basis over the length of the rental contract. New tools, parts, and supplies sales are recognized as revenue upon transfer of control, which generally occurs when products are picked up by or delivered to the customer. Repair services revenues are recognized in the period the services are provided. Upon the sale of other rental tools from fixed assets, we recognize a gain or loss on the sale in other income / expense, net.

ADT’s equipment rental agreements generally contain provisions whereby should the rented tools or components provided to a customer be deemed to be irretrievably lost during drilling operations, commonly referred to as “lost-in-hole,” the Company has the right to receive reimbursement for such losses. Amounts billed to customers are at an agreed upon price relative to the specific piece of equipment, the revenue of which is recognized at the time the loss of the equipment is confirmed. The gross profit recognized from lost-in-hold transactions is normally calculated as the difference between the amounts billed to the customer and the net book value of the lost equipment. This gross profit is presented as a separate line item in the statement of cash flows under operating activities, and the cash received in connection with these activities is presented as an offset to cash purchases of property and equipment in the investing section of the statement of cash flows, to the extent it does not exceed the cash used for the purchases of the replacement equipment. Revenue recognized for the period ended September 30, 2025, totaled $147. No significant lost-in-hole reimbursements were outstanding or contingent as of the end of the third quarter.

Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year. There are no liabilities associated with billings in excess of costs at September 30, 2025.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for these costs when the amortization period is one year or less. These costs primarily consist of internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the associated revenue is recognized. As of September 30, 2025, there were no contract costs recognized.

Deferred Revenue. Deferred revenue represents customer deposits and advanced payments for contracts that are subject to point-in-time recognition, or payments received prior to transferring control of services to customers. We have determined our contracts do not include a significant financing component.

Changes in deferred revenue for the nine months ended September 30, 2025 are as follows:

Balance at December 31, 2024	$(129)
Revenue recognized that was included in balance at beginning of the year	129
Deferred revenue, net, assumed from the acquisition of Star Operating Companies	(3,609)
Deferred revenue, net, related to contracts entered into during the year	184
Balance at September 30, 2025	$(3,425)

Disaggregation of Revenue

    The following tables present our revenue disaggregated by major source for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30, 2025
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$17,933	$—	$17,933
Revenue from Contracting Customers	—	19,105	—	19,105
Revenue from Other Contracts with Customers	9,603	—	1,318	10,921
Total Revenues	$9,603	$37,038	$1,318	$47,959

Timing of Revenue Recognition
Services and goods transferred over time	$—	$25,959	$716	$26,675
Services and goods transferred at a point in time	9,603	11,079	602	21,284
Total Revenues	$9,603	$37,038	$1,318	$47,959

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Three Months Ended September 30, 2024
Business Services
Major Goods/Service Lines
Revenue from RPO Customers	$17,569
Revenue from Contracting Customers	19,284
Total Revenues	$36,853

Timing of Revenue Recognition
Services and goods transferred over time	$26,956
Services and goods transferred at a point in time	9,897
Total Revenues	$36,853

	Nine Months Ended September 30, 2025
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$51,103	$—	$51,103
Revenue from Contracting Customers	—	53,342	—	53,342
Revenue from Other Contracts with Customers	9,603	—	1,318	10,921
Total Revenues	$9,603	$104,445	$1,318	$115,366

Timing of Revenue Recognition
Services and goods transferred over time	$—	$74,613	$716	$75,329
Services and goods transferred at a point in time	9,603	29,832	602	40,037
Total Revenues	$9,603	$104,445	$1,318	$115,366

Nine Months Ended September 30, 2024
Business Services
Major Goods/Service Lines
Revenue from RPO Customers	$51,177
Revenue from Contracting Customers	55,279
Total Revenues	$106,456

Timing of Revenue Recognition
Services and goods transferred over time	$79,002
Services and goods transferred at a point in time	27,454
Total Revenues	$106,456

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – ACQUISITIONS

Star Operating Companies

On August 22, 2025, the Company completed its previously announced acquisition of SOC pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”). This resulted in a business combination pursuant to ASC 805, Business Combinations.

The terms of the Merger Agreement determined consideration for the purchase as follows: at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Company common stock and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star 10% Series A Cumulative Perpetual preferred stock (“Preferred Stock”). As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC stockholders received approximately 2,690,637 shares of Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement. The total consideration paid for SOC, which represents the fair value of the common and preferred stock, totaled approximately $32,174. Prior to the completion of the Merger Agreement, the Company determined that the Merger Agreement was in the best interests of the Company and for each of the Star and the SOC stockholders.

In accordance with ASC 805, Business Combinations, we accounted for this transaction as a business combination and recorded the acquired assets of SOC at their estimated fair value. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2025. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, inventory, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. The fair values of assets acquired and liabilities assumed were determined using valuation techniques consistent with ASC 820, Fair Value Measurement. These fair value measurements are considered nonrecurring and were determined as of the acquisition date. As noted in Note 2, Description of Business, SOC is reported as part of our Building Solutions, Energy Services, and Investments segments. The Company incurred transaction costs related to the SOC Acquisition of $1,600 that were expensed as part of “Office and general”.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The following table sets forth the purchase price allocation of SOC to the estimated fair value of assets acquired as of the acquisition date:

Fair Value
Assets Acquired:
Cash and cash equivalents	$4,641
Restricted cash, current	597
Investments in equity securities	2,561
Accounts receivable	11,815
Inventories, net	9,558
Prepaid and other	1,515
Property and equipment, net	17,959
Operating lease right-of-use assets	8,608
Long term investments	953
Notes receivable, net of current portion	6,768
Restricted cash, non-current	1,729
Assets Acquired	$66,704
Liabilities Assumed:
Current payables	$3,203
Operating lease liabilities, current portion	228
Accrued salaries, commissions and benefits	2,165
Accrued expenses and other current liabilities	4,266
Deferred revenue	3,609
Short-term debt	6,042
Long-term debt	6,630
Operating lease liabilities, net of current portion	8,387
Liabilities Assumed	$34,530

Fair value of consideration transferred	$32,174

 The revenue and net loss of SOC from August 22, 2025 through September 30, 2025 totaled $10,921 and $166, respectively.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if SOC had been included in the consolidated results of the Company for the three and nine months ending September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro-forma	2025	2024	2025	2024
Revenue	$62,136	$50,516	$166,174	$142,720
Gross Profit	$25,356	$21,420	$69,786	$59,155
Net loss	$(1,852)	$(2,816)	$(2,022)	$(12,166)
Alpha Consulting Group Acquisition

On July 23, 2025, the Company announced that it had acquired Alpha Consulting Group (“ACG”) (“Seller”), a Japan-based provider of recruitment services. The acquisition of ACG represents the Company’s entry into the Japanese market as part of its localization strategy for its Business Services segment. In connection with the ACG acquisition, the Seller received total $146 in cash, subject to certain adjustments, at closing. There were no earn-out payment arrangements associated with the transaction. The ACG acquisition was accounted for as a business combination under the acquisition method of accounting. The total purchase price of $146 consisted of $200 paid in cash, net of cash acquired of $14, and a working capital adjustment of negative $68. The purchase price was allocated to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill. The Company incurred $11 of transaction costs related to the ACG Acquisition, which were expensed as part of “Office and general.”

The Company’s Consolidated Statements of Operations for the three months ended September 30, 2025, included revenue of $87 and net loss of $49 from ACG.

Below is a summary of the fair value of the net assets acquired on the acquisition date:

Fair Value
Assets Acquired:
Cash and cash equivalents	$10
Accounts receivable	29
Prepaid and other	5
Intangible assets	95
Goodwill	242
Restricted cash, non-current	4
Assets Acquired	$385
Liabilities Assumed:
Current payables	$77
Accrued salaries, commissions and benefits	3
Accrued expenses and other current liabilities	126
Deferred tax Liabilities	33
Liabilities Assumed	$239

Fair value of consideration transferred	$146

NOTE 6 – STOCK-BASED COMPENSATION

Incentive Compensation Plan

    The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 and further amended on September 14, 2020, May 17, 2022, and August 22, 2025 (the “ISAP”), pursuant to

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) will establish such conditions as it deems appropriate for the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards may also be subject to immediate vesting upon the occurrence of certain events including death, disability, retirement or a change in control of the Company. When we make grants of restricted stock or restricted stock units to our executive officers, including the named executive officers, we enter into Restricted Stock Agreements and Restricted Stock Unit Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our Company. For awards of restricted stock granted beginning on November 6, 2015, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. For awards of restricted stock units granted beginning on March 10, 2016, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the restricted stock units will fully vest and the restrictions imposed upon the restricted stock units will be immediately deemed to have lapsed. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.

    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On August 21, 2025, the Company’s stockholders at the 2025 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 400,000 shares and to permit the issuance of 175,000 shares of the Company’s preferred stock. As of September 30, 2025, there were 388,722 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.

For the nine months ended September 30, 2025, the Company granted 48,688 restricted stock units subject to performance vesting conditions for the year ended December 31, 2025. In addition, the Company granted 8,918 time-vested restricted stock units to a certain employee that were not subject to performance conditions. For the nine months ended September 30, 2024, the Company granted 47,647 restricted stock units subject to performance vesting conditions for the year ended December 31, 2024, and granted 12,540 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions. In connection with the merger on August 22, 2025, the Company converted the unvested restricted stock unit awards previously granted under SOC’s equity incentive plans at the exchange ratio of 0.23 shares to 1. As of the merger date, these assumed awards consisted of 22,717 performance-based restricted stock units and 6,046 time-based restricted stock units. The assumed awards continue to be subject to their original vesting terms and conditions, and are recognized as part of the Company’s ongoing stock-based compensation expense.

A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the nine months ended September 30, 2025 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	13,296
Performance and service conditions - Type 2 (1) (2)	35,392
Total shares of stock award granted	48,688

(1)The performance conditions with respect to restricted stock units may be satisfied as follows:
(a)For grants to Corporate office employees subject to 2025 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”.

Index
STAR EQUITY HOLDINGS, INC.
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

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock, and prior to the acquisition of SOC were payable in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. Restricted stock units granted to directors vest over one year. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2025, the Company granted a total of 54,241 RSUs to its non-employee directors.

As of September 30, 2025, 14,913 restricted stock units are deferred under the Company’s ISAP.

For the three and nine months ended September 30, 2025 and 2024, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	369	481	998	945
Restricted stock units-cash settled liabilities	—	—	—	101
Total	$369	$481	$998	$1,046

Restricted Stock Units

    As of September 30, 2025, the Company had $751 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years. Restricted stock units have no voting or dividend rights until the awards are vested.

    Changes in the Company’s restricted stock units for the nine months ended September 30, 2025 and 2024 were as follows:

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30, 2025
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2025	55,591	$17.58	128,474	$14.96	184,065	$15.75
Granted	48,688	$13.15	63,159	$9.37	111,847	$11.02
SOC Grants assumed	22,717	$15.17	6,046	$14.07	28,763	$14.94
Vested	(14,037)	$25.48	(15,823)	$11.57	(29,860)	$18.11
Forfeited	(48,311)	$14.87	(3,264)	$20.97	(51,575)	$15.26
Unvested restricted stock units at September 30, 2025	64,648	$13.71	178,592	$13.14	243,240	$13.29
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Nine Months Ended September 30, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2024	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	47,647	$14.51	30,080	$17.00	77,727	$15.47
Vested	(58,051)	$22.27	(24,723)	$18.34	(82,774)	$21.09
Forfeited	(28,841)	$22.27	(340)	$17.72	(29,181)	$22.22
Unvested restricted stock units at September 30, 2024	56,019	$17.76	85,439	$16.13	141,458	$16.78

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

Effective Tax Rate

    The provision for income taxes for the nine months ended September 30, 2025 was $626 on a pre-tax loss of $3,582, compared to a provision for income taxes of $463 on pre-tax loss of $3,722 for the same period in 2024. The Company’s effective income tax rate ("ETR") was negative 17% and negative 12% for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the nine months ended September 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Uncertain Tax Positions

    As of both September 30, 2025 and December 31, 2024, the Company had $60, respectively, of unrecognized tax benefits, excluding interest and penalties, which, if recognized in the future, would lower the Company’s effective income tax rate.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of September 30, 2025 and December 31, 2024, the Company had $37 and $33, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

        Based on information available as of September 30, 2025, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $0 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2025, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2019 and 2025 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of September 30, 2025 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of September 30, 2025 and December 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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

NOTE 8 – ACCOUNTS RECEIVABLE, NET

Within our Building Solutions and Energy Services segments, accounts receivable consist principally of trade receivables from customers. These are recorded at the invoiced amount and are generally unsecured and due within 30 days. Trade receivables do not bear interest. We use an expected loss methodology. This methodology includes information about past events, current economic conditions and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the receivables over their lifetime. Within the Current Expected Credit Losses (“CECL”) guidelines, we utilize a “probability of default” methodology to determine expected credit losses under the CECL model. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. Our “probability of default” methodology principally entails evaluating the collectability of our trade receivables and providing reserves for doubtful accounts based on our historical experience rate, known collectability issues and disputes, and our bad debt write-off history. Within our Business Services segment, accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates.

Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Consolidated Balance Sheets, and the related provision for doubtful accounts is charged to office and general expenses. We do not have any off-balance sheet credit exposure related to our customers.

Unbilled receivables of $9,380 and $5,925 as of September 30, 2025 and December 31, 2024, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
Accounts Receivable:	2025	2024
Billed receivables	$27,205	$14,559
Unbilled receivables	9,380	5,925
Accounts Receivable, Gross	36,585	20,484
Allowance for expected credit losses	(346)	(391)
Accounts Receivable, Net	$36,239	$20,093

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$205	$378	$391	$378
Provision for expected credit losses	45	—	64	3
Write-offs	(2)	(6)	(207)	(9)
Allowance for expected credit losses, assumed from the acquisition of Star Operating Companies	98	—	98	—
Ending Balance	$346	$372	$346	$372

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 9 – DEBT
A summary of debt outstanding as of September 30, 2025 is as follows:

	September 30, 2025
	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier EBGL	$2,605	7.75%
Revolving Credit Facility - Austin ADT	1,911	9.25%
Total Short-term Revolving Credit Facilities	4,516	8.38%

Austin - ADT Term Loan	160	9.25%
Term Loan Secured by Mortgage	355	7.50%
Bridgewater - TT Term Loan	1,400	7.85%
Total Short-term Debt	6,431	8.24%

Austin - ADT Term Loan, net of current portion	399	9.25%
Term Loan Secured by Mortgage, net of current portion	2,396	7.50%
Bridgewater - TT Term Loan, net of current portion	3,727	7.85%
Long Term Debt, net of current portion	6,522	7.81%

Total Debt	$12,953	7.62%

Austin Loan Agreement

On March 3, 2025, ADT entered into a Loan and Security Agreement (the “Austin Loan Agreement”) with Austin Financial Services, Inc. (“Austin” or "AFS") providing ADT with a working capital line of credit of up to $3,000 and a term loan originally proposed of up to $800, subject to the conditions and procedures set forth in the Austin Loan Agreement. Availability under the Austin Loan Agreement is based on a formula tied to ADT’s eligible accounts receivable, inventory, and equipment, and borrowings bear interest at the prime rate plus 1.75%, with interest payable monthly and the outstanding principal balance payable March 3, 2028 (the “Maturity Date”). Based on AFS’s appraisal of ADT’s machinery and equipment, AFS reduced the term loan commitment to $638. The Austin Loan Agreement also provides for certain fees payable to Austin during its term. The term loan payment is approximately $13 per month. The loan is secured by substantially all of the assets of ADT and is subject to certain covenants. Under the terms of the AFS loan agreement, the Company is required to provide various financial and collateral reports to the lender on a regular basis. These reports include weekly availability and cash activity summaries, monthly accounts receivable and accounts payable agings, inventory reports, balance sheets, and income statements, as well as annual financial statements reviewed by an independent CPA, if requested. The Company must also provide any additional financial or operational information upon the lender’s request.

There are no specific financial covenants related to ratios, thresholds, or performance metrics under the AFS facility. However, failure to timely submit the required financial reports constitutes an event of default under the loan agreement.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Premier Facility

On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6,000 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory, and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2025. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts receivable, and other intangibles. As of September 30, 2025, availability under the Premier Loan Agreement was approximately $2,562. Premier holds $600 of restricted cash associated with the Premier Facility.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers annually maintain (a) a debt service coverage ratio for any calendar year of greater than 1.25; (b) a debt-to-equity ratio at the end of each calendar year less than 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of greater than 1.1; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.5. As of September 30, 2025 the EBGL Borrowers were in compliance with the Premier Loan Agreement covenants.

KeyBank Facility

On April 24, 2024, KBS entered into a Loan and Security Agreement (the “KeyBank Loan Agreement”) with KeyBank National Association (“KeyBank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the KeyBank Loan Agreement. All borrowings under the KeyBank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the KeyBank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). The KeyBank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by KeyBank. SOC signed an extension on July 29, 2025 extending the Maturity Date to July 29, 2026. The KeyBank Loan Agreement also provides for certain fees payable to KeyBank. KBS’ obligations under the KeyBank Loan Agreement are guaranteed by SOC and secured by all of KBS’ inventory, equipment, accounts and other intangibles, if applicable, and all proceeds of the foregoing. Simultaneous with the execution of the KeyBank Loan Agreement, SOC entered into that certain Guaranty, dated April 24, 2024 (the “Guaranty”), pursuant to which SOC agreed to guarantee all amounts borrowed by KBS under the KeyBank Loan Agreement.

A financial covenant associated with KeyBank Loan Agreement requires that KBS maintains a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.0 measured quarterly (the "FCCR Covenant"). As of September 30, 2025, KBS was in compliance with the FCCR covenant. The balance outstanding under the line was $0 as of September 30, 2025.

Term Loan Secured by Mortgage

On June 28, 2024, in connection with SOC's acquisition of substantially all of the assets used in the business of Timber Technologies, Inc. which closed on May 17, 2024, Timber Properties, LLC (“Timber Properties”), an affiliate of the Seller, sold to 106 Bremer, LLC, a wholly owned subsidiary of the Company (“106 Bremer”), all of Timber Properties’ Owned Real Property pursuant to a Real Estate Sales Agreement for $3,000 plus closing costs.

In connection with the purchase of the Owned Real Property, on June 28, 2024, 106 Bremer issued a Promissory Note in the principal amount of $3,000 (the “TT Property Note”) secured by a Mortgage (the “TT Property Mortgage”) on the Owned Real Property to Timber Properties. All borrowings under the TT Property Note bear interest at 7.50%, with interest payable quarterly and the outstanding principal balance payable on June 29, 2034.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Bridgewater Facility

In connection with the completion of the TT Acquisition, on May 17, 2024, Timber Technologies Solutions, Inc., a wholly owned subsidiary of SOC, (the “Borrower”), entered into a Loan Agreement (the “Bridgewater Loan Agreement”) with Bridgewater Bank (“Bridgewater”) and issued a Term Promissory Note to Bridgewater in the amount of $7,000 thereunder (the “Facility”). All borrowings under the Facility bear interest at 7.85%, with interest payable monthly and the outstanding principal balance payable on May 20, 2029 (the “Maturity Date”). The Bridgewater Loan Agreement also provides for certain fees payable to Bridgewater during its term. The Borrower’s obligations under the Facility are guaranteed by the Company and secured by all of the Borrower’s inventory, equipment, accounts receivable, and other intangibles.

In connection with the Bridgewater Loan agreement, an amount of $1,000 was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and SOC shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that SOC maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive measurement dates, Bridgewater shall release a portion of the deposit. As of September 30, 2025 Bridgewater released $500. The remaining $500 deposit is recorded in Restricted cash-non current in the Condensed Consolidated Balance Sheets.

Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period. TT was in compliance with its covenants as of September 30, 2025.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2025, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $8 for the three and nine months ended September 30, 2025, respectively, and $5 and $9 for the three and nine months ended September 30, 2024, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2025.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023, and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. As a result, no interest expense or fees were incurred during the three and nine months ended September 30, 2025. Interest expense and fees incurred on the HSBC Facility Agreement were $6 for the nine months ended September 30, 2024.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 10 – LEASES

Lessee

We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years. Some of the leases include options to extend the leases and some include options to terminate the lease within 1 year. Operating leases and finance leases are included separately in the condensed Consolidated Balance Sheets.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$344	$331	$883	$1,010

Finance lease cost:
Amortization of finance lease assets	$6	$—	$6	$—
Interest on finance lease liabilities	—	—	—	—
Total finance lease cost	$6	$—	$6	$—

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$677	$600
Operating cash flows from finance leases	$—	N/A
Financing cash flows from finance leases	$3	N/A

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$957	$416

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)
Operating leases	14.6	2.5
Finance leases	1.1	N/A

Weighted average discount rate
Operating leases	12.79%	8.50%
Finance leases	5.77%	N/A

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2025 were as follows:

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Operating Leases	Finance Leases
2025	$481	$6
2026	1,685	17
2027	1,519	1
2028	1,494	—
2029	1,490	—
2030 and thereafter	18,303	—
Total future minimum lease payments	24,972	24
Less amounts representing interest	(14,935)	(1)
Present value of lease obligations	$10,037	$23

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 11– GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, the changes in carrying amount of goodwill were as follows:

Carrying Value
2025
Goodwill, January 1,	$5,703
Acquisitions	242
Currency translation	24
Goodwill, September 30, 2025	$5,969

Carrying Value
2024
Goodwill, January 1,	$5,749
Currency translation	(46)
Goodwill, December 31, 2024	$5,703

Intangible Assets
The Company’s intangible assets consisted of the following components as of September 30, 2025 and December 31, 2024:

September 30, 2025	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	3.0	$148	$(129)	$19
Trade name	5.6	1,663	(896)	767
Customer lists	2.1	4,021	(2,938)	1,083
Developed technology	0.3	657	(655)	2
		$6,489	$(4,618)	$1,871

December 31, 2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.9	$145	$(116)	$29
Trade name	6.1	1,634	(731)	903
Customer lists	2.6	3,952	(2,399)	1,553
Developed technology	1.0	657	(651)	6
		$6,388	$(3,897)	$2,491

Amortization expense for the three and nine months ended September 30, 2025 was $246 and $722, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the nine months ended September 30, 2025 and 2024.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2025, and for each of the next fiscal years are as follows:

2025	$172
2026	683
2027	577
2028	131
2029	110
Thereafter	198
$1,871

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2025 Beginning Balance	Acquisition	Amortization	Translation and Other	September 30, 2025 Ending Balance
Non-compete agreements	$29	$2	$(14)	$2	$19
Trade name	903	27	(165)	2	767
Customer lists	1,553	66	(539)	3	1,083
Developed technology	6	—	(4)	—	2
	$2,491	$95	$(722)	$7	$1,871

NOTE 12 – FAIR VALUE MEASUREMENTS

The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Assets and liabilities presented at fair value in our Consolidated Balance Sheets are generally categorized as follows:

Level 1:Quoted prices in active markets for identical assets or liabilities.
Level 2:Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3:Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of September 30, 2025:

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$2,721	$—	$—	$2,721
Lumber derivative contracts	(3)	—	—	(3)
BLL acquisition related earnout	—	—	(229)	(229)
Total	$2,718	$—	$(229)	$2,489

The table below presents a reconciliation for Level 3 liabilities for the period ended September 30, 2025. The Level 3 liabilities consist of an earnout liability associated with SOC's acquisition of Big Lake Lumber (“BLL”) in 2023. The change in the Level 3 liability during the period was primarily due to additional accruals recognized. These changes are included in "Purchases, issuances, and settlements (net)" in the Level 3 rollforward below.

2025
Acquisition value at August 21, 2025	$201
Additions (new accruals recognized)	28
Balance as at September 30, 2025	$229

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets acquired and liabilities assumed in connection with the SOC acquisition were measured at fair value on a nonrecurring basis as of the acquisition date.

Additional information regarding the valuation methodologies and assumptions used in determining these fair values is included in Note 5 – Acquisitions, which presents the allocation of purchase consideration and related fair value measurements required under ASC 805, Business Combinations.

No other assets or liabilities were measured at fair value on a nonrecurring basis during the period

Equity Securities

The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2025, and is recorded in “Investments in equity securities” in the condensed Consolidated Balance Sheets.

Gains and losses from investments in equity securities are recorded in other income (expense) in the condensed Consolidated Statements of Operations and included the following for the period ended September 30, 2025.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Three and Nine Months Ended September 30,
2025
Unrealized loss on equity securities	$(75)
Unrealized gain on equity securities	41
Realized gain on equity securities	11
Total loss on equity securities	$(23)

Lumber Derivative Contracts

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2025, we had a net long (buying) position of 220,000 board feet under 8 lumber derivatives contracts with a November 30, 2025 expiration date.

Gains and losses from lumber derivative contracts are recorded in the cost of revenues in the Condensed Consolidated Statements of Operations and included the following for the period ended September 30, 2025:

Three and Nine Months Ended September 30,
2025
Unrealized loss on lumber derivatives	$(30)
Realized loss on lumber derivatives	(32)
Total loss on lumber derivatives	$(62)

NOTE 13 – LOSS PER SHARE

    Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted loss per share is computed by dividing the Company’s net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money”, unvested restricted stock, and unvested restricted stock units. We have not allocated net income (loss) attributable to warrants because the holders of our warrants are not contractually obligated to share in our income (loss). The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted loss per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three and nine months ended September 30, 2025 and 2024 were as follows:

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss per share (“EPS”):
Basic	$(0.54)	$(0.28)	$(1.37)	$(1.39)
Diluted	$(0.54)	$(0.28)	$(1.37)	$(1.39)
EPS numerator - basic and diluted:
Net loss	$(1,764)	$(846)	$(4,208)	$(4,185)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,263	2,975	3,082	3,009
Common stock equivalents: restricted stock units and restricted shares of common stock (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	3,263	2,975	3,082	3,009

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

NOTE 14 – STOCKHOLDERS’ EQUITY

Common Stock

On August 8, 2023, the Company’s Board of Directors authorized a share repurchase program for up to $5,000 of the Company’s outstanding common stock. The Company continues to view share repurchases as an attractive use of capital and may repurchase shares from time to time, as market conditions warrant, through open market purchases, privately negotiated transactions, block trades, or other methods, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). This authorization does not expire.

During the nine months ended September 30, 2025, the Company completed its $5,000 share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3,000 of its outstanding common stock. During the nine months ended September 30, 2025, the Company repurchased a total of 274,922 shares of its common stock for an aggregate cost of $2.6 million under these authorizations. Of this total, 261,052 shares were repurchased on September 25, 2025, in connection with a transaction with a certain shareholder totaling $2.44 million, and the remaining 13,870 shares were repurchased on the open market for a cost of $131. As of September 30, 2025, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 942,418 shares for a total cost of $15,454, completing the August 8, 2023 authorization and leaving $2,547 available for purchase under the September 10, 2025 authorization. During the nine months ended September 30, 2024 the Company repurchased a total of 154,084 shares of its common stock for a cost of $2,495 under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $655 that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1,181, as well as 40,267 shares of its common stock on the open market for a cost of $659.

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

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 15 – PERPETUAL PREFERRED STOCK

Holders of shares of our Series A Preferred Stock are entitled to receive, when, as, and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10% per annum of the liquidation preference of $10 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for 6 or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank would be entitled to vote separately as a class for the election of 2 additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. The Series A Preferred Stock is not subject to redemption by the Company.

On August 22, 2025, we announced that our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.025 per share for an aggregate amount of approximately $67. The record date for this dividend was September 1, 2025, and the payment date was September 10, 2025. As of September 30, 2025, we are current on our preferred dividend payments.

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

The Company also has a provision in its Amended and Restated Certificate of Incorporation which generally prohibits transfers of its common stock that could result in an ownership change.

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

STAR EQUITY HOLDINGS, INC.
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

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA

Segment Reporting

Corporate expenses are reported separately for the four reportable segments and pertain to certain functions, such as executive management, corporate governance, investor relations, legal, accounting, tax, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them, and have been allocated to the segments as management service expenses, and are included in the segments’ non-operating other income (expense). We have disclosed for each reportable segment the significant expense that is reviewed by CODM in the tables below with no additional significant expenses beyond those presented. Segment information is presented in accordance with ASC 280, “Segment Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the acquisition of SOC on August 21, 2025, our business divisions are organized into the following four reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources:

1.Building Solutions
2.Business Services
3.Energy Services
4.Investments

Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on gross profit and operating income (loss). Our operating costs included in our shared service functions primarily consist of senior executive officers, finance, human resources, legal, and information technology. Star Equity shared service corporate costs have been separated from the reportable segments. Prior period presentation previously disclosed conforms to current year presentation.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Segment information for the three and nine months ended September 30, 2025 and 2024, respectively, is as follows:

	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For The Three Months Ended September 30, 2025
Revenues	$9,603	$37,038	$1,318	$53	$(53)	$47,959
Cost of revenues	7,919	18,408	972	33	—	27,332
Gross profit (a)	1,684	18,630	346	20	(53)	20,627
Salaries and related	(761)	(14,570)	(231)	—	(573)	(16,135)
Office and general	(488)	(2,154)	(158)	(26)	(1,993)	(4,819)
Marketing and promotion	(9)	(901)	(3)	—	—	(913)
Operating expenses depreciation and amortization	(40)	(350)	(8)	—	(6)	(404)
Operating income (loss)	$386	$655	$(54)	$(6)	$(2,625)	$(1,644)

EBITDA (loss) (b)	$495	$797	$140	$(6)	$(2,356)	$(930)
Total depreciation and amortization	(109)	(350)	(169)	(33)	(5)	(666)
Interest income (expense), net	(51)	(128)	(39)	89	210	81
Provision for income tax	—	(3)	—	—	(246)	(249)
Net income (loss)	$335	$316	$(68)	$50	$(2,397)	$(1,764)

For The Nine Months Ended September 30, 2025
Revenues	$9,603	$104,445	$1,318	$53	$(53)	$115,366
Cost of revenues	7,919	50,782	972	33	—	59,706
Gross profit (a)	1,684	53,663	346	20	(53)	55,660
Salaries and related	(761)	(42,925)	(231)	—	(1,400)	(45,317)
Office and general	(488)	(5,437)	(158)	(26)	(4,067)	(10,176)
Marketing and promotion	(9)	(2,803)	(2)	—	—	(2,814)
Operating expenses depreciation and amortization	(40)	(872)	(8)	—	(12)	(932)
Operating income (loss)	$386	$1,626	$(53)	$(6)	$(5,532)	$(3,579)

EBITDA (loss) (b)	$495	$1,255	$140	$(6)	$(4,478)	$(2,594)
Total depreciation and amortization	(109)	(872)	(169)	(33)	(11)	(1,194)
Interest income (expense), net	(51)	(406)	(39)	89	613	206
Provision for income tax	—	(451)	—	—	(175)	(626)
Net income (loss)	$335	$(474)	$(68)	$50	$(4,051)	$(4,208)

As of September 30, 2025
Accounts receivable, net	$7,416	$24,777	$3,967	$—	$79	$36,239
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,309	$8,073	$6,995	$6,660	$177	$26,214
Total assets	$34,532	$45,910	$12,628	$19,524	$4,546	$117,140

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Business Services	Corporate and Intersegment eliminations	Total
For The Three Months Ended September 30, 2024
Revenues	$36,853	$—	$36,853
Cost of revenues	18,250	—	18,250
Gross profit (a)	18,603	—	18,603
Salaries and related	(14,609)	(299)	(14,908)
Office and general	(1,862)	(961)	(2,823)
Marketing and promotion	(970)	(1)	(971)
Operating expenses depreciation and amortization	(355)	(3)	(358)
Operating income (loss)	$807	$(1,264)	$(457)

EBITDA (loss) (b)	$704	$(987)	$(283)
Depreciation and amortization	(355)	(3)	(358)
Interest income (expense), net	(132)	225	93
Provision for income taxes	(248)	(50)	(298)
Net loss	$(31)	$(815)	$(846)

For The Nine Months Ended September 30, 2024
Revenues	$106,456	$—	$106,456
Cost of revenues	53,908	—	53,908
Gross profit (a)	52,548	—	52,548
Salaries and related	(43,335)	(1,064)	(44,399)
Office and general	(5,213)	(2,951)	(8,164)
Marketing and promotion	(2,624)	(3)	(2,627)
Operating expenses depreciation and amortization	(1,034)	(8)	(1,042)
Operating income (loss)	$342	$(4,026)	$(3,684)

EBITDA (loss) (b)	$279	$(3,239)	$(2,960)
Total depreciation and amortization	(1,034)	(8)	(1,042)
Interest income (expense), net	(390)	670	280
Provision for incomes taxes	(367)	(96)	(463)
Net loss	$(1,512)	$(2,673)	$(4,185)

As of December 31, 2024
Accounts receivable, net	$20,093	$—	$20,093
Long-lived assets, net of accumulated depreciation and amortization (c)	$8,410	$26	$8,436
Total assets	$45,273	$7,310	$52,583
(a)Gross profit in the Business Services segment includes the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO and contracting, and the functional nature of the staffing services provided can affect operating income and EBITDA. The salaries, commissions, payroll taxes, and employee benefits related to recruitment professionals are included under the caption “Salaries and related” in the Condensed Consolidated Statements of Operations.

(b)SEC Regulation S-K Item 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on

STAR EQUITY HOLDINGS, INC.
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

Geographic Data Reporting

A summary of revenues for the three and nine months ended September 30, 2025 and 2024 and net assets by geographic area as of September 30, 2025 and 2024 and as of December 31, 2024, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended September 30, 2025
Revenue (a)	$18,998	$18,439	$4,922	$5,600	$47,959
For The Three Months Ended September 30, 2024
Revenue (a)	$18,089	$7,233	$5,913	$5,618	$36,853
For The Nine Months Ended September 30, 2025
Revenue (a)	$50,692	$31,688	$16,427	$16,559	$115,366
For The Nine Months Ended September 30, 2024
Revenue (a)	$54,770	$19,577	$17,317	$14,792	$106,456
As of September 30, 2025
Long-lived assets, net of accumulated depreciation and amortization (b)	$42	$24,131	$17	$2,024	$26,214
Net assets	$5,337	$47,086	$2,949	$12,399	$67,771
As of December 31, 2024
Long-lived assets, net of accumulated depreciation and amortization (b)	$20	$6,667	$16	$1,733	$8,436
Net assets	$7,788	$17,066	$3,076	$12,498	$40,428

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 18 – SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories

The components of inventories are as follows:

September 30, 2025
Raw materials	$4,295
Work-in-process	415
Finished goods	3,036
Total inventories, net	$7,746

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
ADT's inventory, amounting to $1,444 as of September 30, 2025, consists of component equipment, parts and supplies which are classified as raw materials using the weighted average cost method.

Property and Equipment

Property and equipment consists of the following:

September 30, 2025
Land	$1,133
Buildings and leasehold improvements	9,069
Transportation	1,944
Machinery and equipment	11,906
Gross property and equipment	24,052
Accumulated depreciation	(5,678)
Total property and equipment, net	$18,374

Depreciation expense for the three and nine months ended September 30, 2025 was $420 and $472 respectively, and $67 and $169 for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, we held non-operating land and a building in Oxford, Maine for investment and potential future use which had a carrying value of $1,800 and was included within property and equipment on the Consolidated Balance Sheets.

Included in machinery and equipment in the above table is rental equipment with a net book value of approximately $4,295 as of September 30, 2025, related to our Energy Services segment.

Warranty Reserves

Within our Building Solutions division, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EdgeBuilder provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. TT provides a fifty-year limited warranty to the original buyer of its products, qualified by the original buyer’s obligation to ensure that the products are properly handled, stored, and installed. Historical losses related to the Timber Technologies warranty have been insignificant and therefore no reserve has been established. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. Within our Energy Services division, we do not provide warranties on our products.

Notes Receivable

Notes receivable consists of the following principal and interest balances as of September 30, 2025:

September 30, 2025
Principal and interest
Catalyst Note	$6,341
MDOS Note	670
KBS Customer Note	46
Total note receivable	7,057
Less current portion	270
Note receivable, net of current portion	$6,787

As a part of the sale of Digirad Health in May 2023, SOC entered into a $7,000 promissory note (the “Catalyst Note”) which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The full balance is scheduled to be paid at the maturity date. The Interest Rate is defined as (i) during the period from the date of issuance of the

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement (as defined in the Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period.

In 2021, SOC completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $670 at September 30, 2025, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at September 30, 2025 for $223 and $447, respectively. The MDOS Note requires quarterly installments of $74 and incurs interest at a fixed rate of 5.0% through maturity in 2028.

In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at September 30, 2025.

The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model.
Long Term Investments

Below are the components of our Long Term Investments as of September 30, 2025:

	Method of Accounting	September 30, 2025
Investment in Catalyst	Cost Method	$953
Investment in Enservco-Common Stock	Fair Value Election	—
Investment in Enservco-Preferred Stock	Fair Value Election	—
Investment in Enservco-Call Option	Fair Value Election	—
Total		$953

Investment in Catalyst

As a part of the sale of Digirad Health, SOC received common equity of Catalyst Parent, which is held in our Investments Segment at a fair value of $953 at September 30, 2025. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.

Investment in Enservco

On August 9, 2024, SOC entered into an investment in Enservco pursuant to a Share Exchange Agreement in which SOC agreed to issue to Enservco 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock representing $2,600 of value in exchange for 9,023,035 Enservco Common Shares, representing 19.9% of the equity interests of Enservco, and 3.5 million Enservco Preferred Shares and certain options included in the Share Exchange Agreement. Enservco also agreed to appoint one Company representative to the Enservco board of directors. We also issued a $1,000 Note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC.

We hold the Investment in Enservco in the Investments Segment. As of September 30, 2025, we owned 9.0 million shares of Enservco Common Stock, representing approximately 15.5% of Enservco’s outstanding common stock, and 3.5 million shares of Mandatorily Convertible Preferred Stock representing approximately 22.0% of the total outstanding Enservco Common Stock assuming all preferred stock was converted. At September 30, 2025, the current value of the investment in Enservco and the Note had a value of zero.

NOTE 19 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

    Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 was as follows:

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$15,368	$17,011
Restricted cash, current	1,209	476
Restricted cash, non-current	1,949	180
Total cash, cash equivalents, and restricted cash	$18,526	$17,667

    Restricted cash primarily includes lease and collateral deposits, as well as bank guarantees for licensing.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any legal reserves as of September 30, 2025 and December 31, 2024.

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to compliance with regulatory standards, customer disputes, employment practices, wage and hour disputes, product liability, professional liability, malpractice liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters but currently do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

The outcome of litigation and the amount or range of potential loss at particular points in time may be difficult to ascertain. Among other things, uncertainties can include how trial and appellate courts will apply the law and interpret facts, as well as the contractual and statutory obligations of other indemnifying and insuring parties. The estimated range of reasonably possible losses, and their effect on our financial position is based on currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties.

NOTE 21 – SUBSEQUENT EVENT

On November 13, 2025, Hudson Talent Solutions, LLC (“HTS”) and Jacob Zabkowicz, Global Chief Executive Officer for HTS, entered into an amended and restated executive employment agreement (the “Amended Employment Agreement”), to the executive employment agreement, dated as of October 6, 2023 between the Company and Jacob Zabkowicz (the “Original Employment Agreement”). Pursuant to the Amended Employment Agreement, the Company will employ Mr. Zabkowicz as the Global Chief Executive Officer of HTS until November 15, 2029, with automatic, annual extensions for additional one-year terms.

The principle compensation changes that the Amended Employment Agreement made to the to the Original Employment Agreement are: (i) Mr. Zabkowicz’s annual base salary was increased from $400,000 to $450,000; (ii) in lieu of being eligible to receive a cash bonus of up to $400,000, contingent on achievement of certain performance goals, Mr. Zabkowicz is eligible to receive an annual bonus made up of (a) a cash bonus of up to $250,000 and (b) 15,000 shares of Series A Preferred Stock in the Company (“Preferred Stock”) commencing with the fiscal year ending December 31, 2026 contingent on achievement of pre-established EBITDA goals, as determined by the Board or the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and Mr. Zabkowicz’s continued employment with the Company

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
through the last day of the fiscal year (“EBITDA Bonus”); and (iii) in lieu of being eligible to receive a cash bonus of up to $300,000, contingent on achievement of certain other pre-established performance goals, Mr. Zabkowicz is eligible to receive an annual bonus made up of (a) a cash bonus of up to $250,000 and (b) 15,000 shares of Preferred Stock commencing with the fiscal year ending December 31, 2026 contingent on achievement of pre-established gross profit goals, as determined by the Board or the Compensation Committee , and Mr. Zabkowicz’s continued employment with the Company through the last day of the fiscal year (“Gross Profit Bonus”). In lieu of receiving an award of restricted stock units (“RSUs”) to receive shares of the Company’s Stock with a grant date fair market value of $1,000,000, Mr. Zabkowicz shall receive a cash bonus of $333,000 and a grant of RSUs with a grant date fair market value of $667,000 and which shall vest 1/3 on the first anniversary of the date of the Amended Employment Agreement, 1/3 on the second anniversary of the date of the Amended Employment Agreement, and 1/3 on the third anniversary of the date of the Amended Employment Agreement. Additionally, the $333,000 cash bonus must be repaid by Mr. Zabkowicz in its entirety to the Company in the event Mr. Zabkowicz terminates his employment without Good Reason or the Company terminates Mr. Zabkowic’s employment for Cause prior to the first anniversary of the date of the Amended Employment Agreement, and 2/3 of the cash bonus must be repaid by Mr. Zabkowicz to the Company in the event of such a termination after the first anniversary and prior to or on the second anniversary of the date of the Amended Employment Agreement, and 1/3 of the cash bonus must be repaid by Mr. Zabkowicz to the Company in the event of such a termination after the second anniversary and prior to or on the third anniversary of the date of the Amended Employment Agreement.

A more complete description of the Amended Employment Agreement is included under Item 5, and is qualified in its entirety by reference to the full text of the Amended Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

On November 14, 2025, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share. The record date for this dividend is December 1, 2025, and the payment date is December 10, 2025.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2024. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 17 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.

This MD&A includes the following sections:

•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Forward-Looking Statements

Executive Overview

Star Equity Holdings, Inc. (“Star,” the “Company,” “we,” “our”, formerly known as Hudson Global Inc. ("Hudson")) is a diversified multi-industry holding company with four divisions. Our Building Solutions division, is our largest division and operates in the construction industry. Our Business Services division delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. Our Energy Services division consists of Alliance Drilling Tools, Inc. (“ADT’). In addition, we have an Investments segment, which holds and manages certain of our corporate-owned real estate, and manages internally-funded, concentrated minority investments in a small number of public companies.

Amendment to Certificate of Incorporation

On September 4, 2025, Star filed a certificate of amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as Amended (the “Charter”), to change the name of the Company from Hudson Global, Inc. to Star Equity Holdings, Inc. (the “Name Change”). The Name Change was approved by the Company’s Board of Directors (the “Board”) on September 2, 2025, and became effective at 12:01 a.m. (Eastern Time) on September 5, 2025.

Merger

On August 22, 2025, Star completed its previously announced acquisition of Star Operating Companies, Inc. ("SOC" or "Star Operating Companies", formerly known as Star Equity Holdings, Inc.) pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”), by and among Star, SOC and HSON Merger Sub, Inc., a wholly owned subsidiary of Star (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, on August 22, 2025, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into SOC, with SOC continuing as the surviving corporation of the Merger under the name “Star Operating Companies, Inc." as a wholly owned subsidiary of Star. Capitalized terms used herein but not defined have the meanings set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Star common stock and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star 10% Series A Cumulative Perpetual preferred stock (“Preferred Stock”). As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC stockholders received approximately 2,690,637 shares of

Index
Star Series Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement.

In addition, pursuant to the terms of the Merger Agreement, at the Effective Time, each award of SOC restricted stock units (“RSUs”) outstanding immediately prior to the Effective Time was converted into Star RSUs issued under the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended (the “Plan”), in accordance with the Merger Agreement.

Segments

Our Building Solutions segment is currently made up of the following operating businesses: KBS Builders, Inc. (“KBS”); EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL,” and Timber Technologies Solutions, Inc. (“TT”). KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products. EBGL also distributes building materials from two lumberyard locations primarily focused on professional builder customers. TT is based outside the Minneapolis-St. Paul area and manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).

Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in fifteen countries with three reportable geographic business segments: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, RPO clients receive a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client. With direct operations in fifteen countries and relationships with specialized professionals and organizations around the globe, Business Services brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for client support.

Our Energy Services segment currently consists of ADT, a Wyoming and Texas based provider of drilling tools and services to the Energy industry, a key sector of the economy. ADT is a full-service downhole drilling tool company which provides sale and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows for the majority of costs, such as freight, repairs, and damages to be passed directly to customers.

Our Investments segment holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments division manages internally-funded, concentrated minority investments in a small number of public companies. It also holds and manages a promissory note and a private equity stake in Catalyst. SOC acquired these interests in May 2023 as a result of the sale of Digirad Health. Our Investments division also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and which is discussed in Note 18, Supplementary Balance Sheet Information to the notes to our accompanying condensed consolidated financial statements.

    We continue to explore all strategic alternatives to maximize value for the Company’s stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance value to our stockholders, as well as review information regarding potential acquisitions or combinations, and provide information to third parties regarding potential dispositions of assets or business lines, from time to time.

    This MD&A discusses the results of the Company’s business for the three and nine months ended September 30, 2025 and 2024.

Index

Strategy

Star Equity Holdings, Inc.

We believe our diversified multi-industry holding company structure allows Star management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets, and investor relations, as well as management of our Investments division. Our structure frees up our operating company management teams to focus on their respective businesses, look for organic and bolt-on growth opportunities, and improve operations with less distraction and administrative burden associated with running a public company.

We continue to explore strategic alternatives to improve our market position and the profitability of our product offerings, generate additional liquidity, and enhance our common stock valuation. We may pursue our goals through organic growth and through strategic alternatives, such as selective acquisitions of businesses, divestitures of assets or businesses, equity offerings, debt financings, or corporate restructuring.

Operating Business

We believe that our operating companies are well positioned for growth in large addressable markets. The key elements of our growth strategy include the following:

•Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. We plan to focus our efforts on markets in which we already have a presence in order to leverage the personnel, infrastructure, and brand recognition we have in these areas.

•Introduction of new services. In the Building Solutions division, we will consider opportunities to augment our service offerings to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, on-site installation, and manufacturing of sub-components.

•Acquisition of complementary businesses. We plan to continue to look at complementary businesses that meet our acquisition growth criteria. We believe there are many potential small public and private targets that can be acquired over time and integrated into our platform. We will also look at larger, more transformational mergers and acquisitions if we believe the appropriate mix of value, risk, and return is present for our stockholders. The timing of these potential transactions will always depend on market conditions, available capital, and valuation. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for stockholders.

Current Market Conditions

The target customers for our Building Solutions division include professional home builders, general contractors, project owners, developers, and design firms. Despite a higher interest rate environment, we are continuing to see significant demand for our products, although there have been execution delays as customers secure and finalize project financing. We have benefited from implementing both price increases and margin protection language in our contracts, and these changes have had a positive effect on our profitability. We have experienced slower business activity over the last four quarters and related lower revenues, but believe this slowdown is temporary. Our sales pipelines continue to indicate strong potential demand for our services, but we can give no assurances as to our ability to compete for these opportunities, or the periods during which successfully negotiated projects will be completed.

In our Business Services division, our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the first three quarters of 2025, the market conditions remained challenging due to persistent inflation, market uncertainty related to trade disruptions, and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into the final quarter of 2025.

Index
Trends and Drivers

The Modular Building Institute has estimated that permanent modular construction increased as a percentage of the construction industry from 2.14% in 2015 to 6.64% as of the end of 2023. In turn, in our Building Solutions division, we continue to see a greater acceptance of offsite or prefab construction in single-family and multi-family residential building projects in our target markets. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings. Additionally, technological advancements including 3D modeling software and developments in engineered wood products offer greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents opportunities for the continued growth of factory-built housing.

The demand for our Energy Services offerings is tied in part to oil and gas prices, drilling activity, and capital expenditures by E&P companies. In June 2025, Baker Hughes reported that the total U.S. rig count was down 4% year-over-year.

Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition, the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.

Summary of Financial Performance Highlights For The Three Months Ended September 30, 2025

•    Revenue was $48.0 million for the three months ended September 30, 2025, compared to $36.9 million for the same period in 2024, an increase of $11.1 million, or 30.1%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 30 percentage points to the revenue growth.

•On a constant currency basis, the Company’s revenue increased $11.2 million, or 30.5%, primarily due to the impact of revenue from the Star Operating Companies, which contributed 30 percentage points to the revenue growth.

•    Gross profit was $20.6 million for the three months ended September 30, 2025, compared to $18.6 million million for the same period in 2024, an increase of $2.0 million, or 10.9%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 11 percentage points.

•On a constant currency basis, gross profit increased $1.9 million, or 10.4%, due to the impact of the Star Operating Companies, which contributed 11 percentage points to the gross profit growth.

•    Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $21.8 million for the three months ended September 30, 2025, compared to $18.9 million for the same period in 2024, an increase of $2.9 million, or 15.5%. The acquisition of Star Operating Companies increased SG&A and Non-Op by $2.2 million, which contributed 11 percentage points to the increase.

•On a constant currency basis, SG&A and Non-Op increased $2.9 million, or 15.2%, as compared to the same period in 2024. SG&A and Non-Op as a percentage of revenue was 45.5% for the three months ended September 30, 2025, compared to 51.5% for the same period in 2024.

•    EBITDA loss was $0.9 million for the three months ended September 30, 2025, compared to EBITDA loss of $0.3 million for the same period in 2024, an increase in EBITDA loss of $0.6 million. On a constant currency basis, EBITDA loss also increased $0.6 million.

•    Net loss was $1.8 million for the three months ended September 30, 2025, compared to net loss of $0.8 million for the same period in 2024, an increase in net loss of $0.9 million. On a constant currency basis, net loss also increased $0.9 million.

Summary of Financial Performance Highlights For The Nine Months Ended September 30, 2025

•    Revenue was $115.4 million for the nine months ended September 30, 2025, compared to $106.5 million for the same period in 2024, an increase of $8.9 million, or 8.4%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 10 percentage points to the revenue growth.

Index

•On a constant currency basis, the Company’s revenue increased $10.0 million, or 9.5%, primarily due to the impact of revenue from the Star Operating Companies, which contributed 10 percentage points to the revenue growth.

•    Gross profit was $55.7 million for the nine months ended September 30, 2025, compared to $52.5 million for the same period in 2024, an increase of $3.1 million, or 5.9%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 4 percentage points.

•On a constant currency basis, gross profit increased $3.2 million, or 6.1%, due to the impact of the Star Operating Companies, which contributed 4 percentage points to the gross profit growth.

•    SG&A and Non-Op was $58.5 million for the nine months ended September 30, 2025, compared to $55.5 million for the same period in 2024. The acquisition of Star Operating Companies increased SG&A and Non-Op by $2.2 million, which contributed 4 percentage points to the increase.

•On a constant currency basis, SG&A and Non-Op increased $3.2 million, or 5.8%, as compared to the same period in 2024. SG&A and Non-Op as a percentage of revenue was 50.7% for the nine months ended September 30, 2025, compared to 52.5% for the same period in 2024.

•    EBITDA loss was $2.6 million for the nine months ended September 30, 2025, compared to EBITDA loss of $3.0 million for the same period in 2024, for a decrease of $0.4 million in EBITDA loss. On a constant currency basis, EBITDA loss decreased $0.3 million.

•    Net loss was $4.2 million for the nine months ended September 30, 2025, compared to net loss of $4.2 million for the same period in 2024, for a slight increase in net loss. On a constant currency basis, net loss increased $0.1 million.

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

Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2025 and 2024.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024			2025	2024
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Building Solutions	$9,603	$—	$—	$—	$9,603	$—	$—	$—
Business Services	37,038	36,853	(106)	36,747	104,445	106,456	(1,122)	105,334
Energy Services	1,318	—	—	—	1,318	—	—	—
Investments	53	—	—	—	53	—	—	—
Elimination	(53)	—	—	—	(53)	—	—	—
Total	$47,959	$36,853	$(106)	$36,747	$115,366	$106,456	$(1,122)	$105,334
Gross profit(a):
Building Solutions	$1,684	$—	$—	$—	$1,684	$—	$—	$—
Business Services	18,630	18,603	76	18,679	53,663	52,548	(82)	52,466
Energy Services	346	—	—	—	346	—	—	—
Investments	20	—	—	—	20	—	—	—
Elimination	(53)	—	—	—	(53)	—	—	—
Total	$20,627	$18,603	$76	$18,679	$55,660	$52,548	$(82)	$52,466
SG&A and Non-Op (b):
Building Solutions	$1,257	$—	$—	$—	$1,257	$—	$—	$—
Business Services	17,832	17,898	54	17,952	52,408	52,265	(188)	52,077
Energy Services	367	—	—	—	367	—	—	—
Investments	59	—	—	—	59	—	—	—
Corporate	2,304	988	—	988	4,425	3,243	—	3,243
Total	$21,819	$18,886	$54	$18,940	$58,516	$55,508	$(188)	$55,320
Operating income (loss):
Building Solutions	$386	$—	$—	$—	$386	$—	$—	$—
Business Services	654	806	(4)	802	1,626	342	33	375
Energy Services	(53)	—	—	—	(53)	—	—	—
Investments	(6)	—	—	—	(6)	—	—	—
Corporate	(2,625)	(1,263)	—	(1,263)	(5,532)	(4,026)	—	(4,026)
Total	$(1,644)	$(457)	$(4)	$(461)	$(3,579)	$(3,684)	$33	$(3,651)
Net loss, consolidated	$(1,764)	$(846)	$(3)	$(849)	$(4,208)	$(4,185)	$38	$(4,147)
EBITDA (loss) (c):
Building Solutions	$495	$—	$—	$—	$495	$—	$—	$—
Business Services	797	705	(4)	701	1,255	283	41	324
Energy Services	140	—	—	—	140	—	—	—
Investments	(6)	—	—	—	(6)	—	—	—
Corporate	(2,356)	(988)	—	(988)	(4,478)	(3,243)	—	(3,243)
Total	$(930)	$(283)	$(4)	$(287)	$(2,594)	$(2,960)	$41	$(2,919)

(a)Represents Revenue less the Cost of revenues caption on the Condensed Consolidated Statements of Operations.

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

    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2025	2024	2025	2024
Net loss	$(1,764)	$(846)	$(4,208)	$(4,185)
Adjustments to Net loss
Provision for income taxes	249	298	626	463
Interest (expense) income, net	(81)	(93)	(206)	(280)
Depreciation and amortization expense-within cost of revenues	262	—	262	—
Depreciation and amortization expense -within selling, general and administrative expense	404	358	932	1,042
Total adjustments from net loss to EBITDA	834	563	1,614	1,225
EBITDA (loss)	$(930)	$(283)	$(2,594)	$(2,960)

Index
Results of Operations

Building Solutions (reported currency)

Revenue - Building Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Revenue	$9.6	$—	$9.6	N/A	9.6	—	$9.6	N/A

For the three and nine months ended September 30, 2025, Building Solutions contributed $9.6 million to the Company's revenue. Performance during the period reflects continued recovery from macroeconomic headwinds and severe Midwest flooding impacting the sector last year, which delayed project starts and impacted activity levels. Improved market conditions and consistent execution supported increased activity across the division, supported by a healthy backlog and stronger project delivery momentum. While broader demand trends improved, residential activity remains slower than anticipated as homeowners and developers continue to navigate financing and timing uncertainty.

Gross Profit - Building Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Gross profit	$1.7	$—	$1.7	N/A	$1.7	$—	$1.7	N/A

For the three and nine months ended September 30, 2025, Building Solutions contributed $1.7 million to the Company's gross profit. Performance during the period reflects broad-based activity across the division, with higher volumes and an improved project mix supporting stronger absorption. This was supported by disciplined execution on project scope, scheduling, and cost management, alongside sustained project activity across key workflows. Residential activity continued to lag, moderating margin expansion relative to other segments.

SG&A and Non-Op - Building Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
SG&A and Non-Op	$1.3	$—	$1.3	N/A	$1.3	$—	$1.3	N/A
SG&A and Non-Op as a percentage of revenue	13%	N/A	N/A	N/A	13%	N/A	N/A	N/A

For the three and nine months ended September 30, 2025, Building Solutions SG&A and Non-OP expenses were $1.3 million or 13% of revenue. Expenses were generally in line with normal operating levels, with lower third-party commission costs contributing to a modest reduction in overall SG&A for the period.

Index
Operating (Loss) Income and EBITDA - Building Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025		2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported		As reported			As reported	As reported
Building Solutions
Operating income (loss)	$0.3		$—	$0.3	N/A	$0.3	$—	$0.3	N/A
EBITDA (loss)	$0.5		$—	$0.5	N/A	$0.5	$—	$0.5	N/A
EBITDA (loss) as a percentage of revenue	5%	/	N/A	N/A	N/A	5%	N/A	N/A	N/A

For the three and nine months ended September 30, 2025, Building Solutions generated operating income of $0.3 million and EBITDA of $0.5 million or 5% of revenue. Stronger volumes and an improved project mix, together with disciplined execution and controlled SG&A, supported the division’s operating performance during the period.

Business Services (constant currency)

Revenue - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Business Services
Revenue	$37.0	$36.7	$0.3	1%	$104.4	$105.3	$(0.9)	(1)%

For the three months ended September 30, 2025, RPO revenue increased $0.3 million, or 2%, while contracting revenue increased slightly compared to 2024, as discussed below.

    In the Americas, revenue increased increased $0.3 million, or 4%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by RPO revenue, which increased $1.1 million, or 19%, driven by higher demand from existing clients, while contracting revenue decreased $0.8 million, or 46%, due to reduced demand from existing clients.

    In Asia Pacific, revenue increased $1.5 million, or 7%, for the three months ended September 30, 2025, compared to the same period in 2024. RPO revenue increased $0.7 million, or 9%, while contracting revenue increased $0.8 million, or 6%, due to higher demand from existing clients.

In EMEA, revenue decreased $1.5 million, or 21%, for the three months ended September 30, 2025, compared to the same period in 2024, driven by a decline in RPO revenue of $1.5 million, or 33%.

For the nine months ended September 30, 2025, contracting revenue decreased by $0.8 million, or 2%, while RPO revenue declined by $0.1 million, as discussed below.

    In the Americas, revenue increased $1.3 million, or 7%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily in contracting revenue, which increased by $0.9 million, or 45%, coupled with a $0.4 million, or 2% increase in RPO revenue, compared to 2024. The increases in contracting and RPO revenue were mainly due to higher demand from existing clients.

    In Asia Pacific, revenue declined $0.7 million, or 1%, for the nine months ended September 30, 2025, compared to 2024. A decline in contracting revenue of $2.8 million was partially offset by an increase of $2.1 million in RPO revenue. The net decrease for the nine months ended September 30, 2025 was due to lower demand from existing clients.

In EMEA, revenue declined $1.5 million, or 8%, driven by a decline in RPO revenue of $2.6 million, partially offset by an increase in contracting revenue of $1.1 million, due to lower client demand.

Index
Gross Profit - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Business Services
Gross Profit	$18.6	$18.7	$—	—%	$53.7	$52.5	$1.1	14%

For the three months ended September 30, 2025, gross profit decreased slightly, driven by a decline in RPO gross profit of $0.1 million, compared to the same period in 2024.

    In Americas, gross profit increased by $0.4 million, or 5%, for the three months ended September 30, 2025, compared to the same period in 2024. The growth was primarily driven by a $0.5 million, or 8%, increase in RPO gross profit, partially offset by a decrease in contracting gross profit of $0.8 million, or 46%, compared to 2024.

    In Asia Pacific, gross profit increased by $0.8 million, or 10%, for the three months ended September 30, 2025, compared to the same period in 2024, driven by higher RPO gross profit of $0.7 million, coupled with higher contracting gross profit of $0.1 million.

In EMEA, gross profit declined by $1.2 million, or 28%, for the three months ended September 30, 2025, compared to the same period in 2024, driven by primarily by lower RPO gross profit of $1.3 million.

Total gross profit as a percentage of revenue was 50% for the three months ended September 30, 2025, compared to 51% for the same period in 2024.

For the nine months ended September 30, 2025, contracting gross profit increased $0.9 million, or 35%, while RPO gross profit increased by $0.3 million, or 1%, compared to the same period in 2024.

    In the Americas, gross profit increased by $0.5 million, or 3%, for the nine months ended September 30, 2025, compared to the same period in 2024. The growth reflects a $0.3 million, or 2%, increase in RPO gross profit, along with a $0.2 million, or 55%, increase in contracting gross profit.

    In Asia Pacific, gross profit increased by $3.0 million, or 14%, for the nine months ended September 30, 2025, compared to the same period in 2024, driven by an increase in RPO gross profit of $2.2 million and an increase in contracting gross profit of $0.8 million. The increase for the nine months ended September 30, 2025 was due to higher demand from existing clients.

In EMEA, gross profit declined by $2.3 million, or 19%, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by a decrease in RPO gross profit of $2.2 million, or 19%. The decrease in gross profit was due to lower client demand.

Total gross profit as a percentage of revenue was 51% for the nine months ended September 30, 2025, compared to 50% for the same period in 2024. The increase in total gross profit as a percentage of revenue was attributed to a greater mix of higher margin RPO revenue to contracting revenue.

SG&A and Non-Op - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Business Services
SG&A and Non-Op	$17.8	$18.0	$(0.1)	(1)%	$52.4	$52.1	$0.3	1%
SG&A and Non-Op as a percentage of revenue	48%	49%	N/A	N/A	50%	49%	N/A	N/A

Index
For the three months ended September 30, 2025, SG&A and Non-Op decreased $0.1 million, or 1%, compared to the same period in 2024, while SG&A and Non-Op as a percentage of revenue decreased from 49% to 48%. The decrease in SG&A and No-Op was primarily due to lower compensation costs.

For the nine months ended September 30, 2025, SG&A and Non-Op increased $0.3 million, or 1%, compared to the same periods in 2024, while SG&A and Non-Op as a percentage of revenue increased from 49% to 50%. The increase in SG&A and No-Op was primarily due to higher professional fees, partly offset by compensation costs.

Operating Income and EBITDA - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Business Services
Operating income	$0.7	$0.8	$(0.1)	(13)%	$1.6	$0.4	$1.2	300%
EBITDA (loss)	$0.8	$0.7	$0.1	14%	$1.3	$0.3	$0.9	300%
EBITDA (loss) as a percentage of revenue	2%	2%	N/A	N/A	1%	—%	N/A	N/A

For the three months ended September 30, 2025, operating income was $0.7 million, compared to operating income of $0.8 million in 2024, and EBITDA was $0.8 million, or 2% of revenue, compared to EBITDA of $0.7 million, or 2% of revenue, in 2024.

For the nine months ended September 30, 2025, operating income was $1.6 million, compared to operating income of $0.4 million in 2024, and EBITDA was $1.3 million, or 1% of revenue, compared to EBITDA of $0.3 million, or 0% of revenue, in 2024. The increases in operating income and EBITDA were principally due to the increase in gross profit, as described above.

Energy Services (reported currency)

Revenue - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Revenue	$1.3	$—	$1.3	N/A	1.3	—	$1.3	N/A

    For the three and nine months ended September 30, 2025, Energy Services contributed $1.3 million in revenue, reflecting a gradual recovery in drilling activity across key markets. While market conditions in the sector in the first half of the year was subdued due to lower rig counts, the division continued to capture market share through competitive pricing and strong customer relationships. Activity accelerated in the third quarter, supported by growth in non-oil-and-gas demand, and focused sales efforts in high-growth areas such as the Permian.

Gross Profit - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Gross Profit	$0.3	$—	$0.3	N/A	$0.3	$—	$0.3	N/A

For the three and nine months ended 2025, the contribution of Energy Services to the Company's Gross Profit was $0.3 million. Margins were maintained despite trough pricing driven by lower U.S. rig counts in 2025. The division continued to

Index
gain market share through competitive pricing and strong customer relationships, helping to support gross profit during a period of softer overall pricing in the market.

SG&A and Non-Op - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
SG&A and Non-Op	$0.4	$—	$0.4	(11)%	$0.4	$—	$0.4	2%
SG&A and Non-Op as a percentage of revenue	28%	N/A	N/A	N/A	N/A	28%	N/A	N/A

For the three and nine months ended September 30, 2025, Energy Services’ SG&A and non-operating expenses totaled $0.4 million or 28% of revenue. Expenses were generally in line with normal operating levels, with a slight increase in sales commissions reflecting efforts to expand market share during the period.

Operating Income and EBITDA - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Operating loss	$(0.1)	$—	$(0.1)	N/M	$(0.1)	$—	$(0.1)	(380)%
EBITDA (loss)	$0.1	$—	$0.1	N/M	$0.1	$—	$0.1	N/M
EBITDA (loss) as a percentage of revenue	11%	N/A	N/A	N/A	11%	N/A	N/A	N/A

N/M = not meaningful

    For the three and nine months ended September 30, 2025, Energy Services reported an operating loss of $0.1 million and an EBITDA gain of $0.1 million or 11% of revenue. Despite trough pricing in a softer rig environment, disciplined execution, competitive pricing, and targeted sales efforts supporting market-share gains helped the division achieve positive EBITDA for the period.

Investments (reported currency)

Revenue-Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Revenue	$0.05	$—	$0.05	N/A	$0.05	$—	$0.05	N/A

For the three and nine months ended September 30, 2025, Investments contributed $0.05 million to the Company’s revenue, reflecting rental income from owned properties.

Index
Gross Profit - Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Gross profit	$0.02	$—	$0.02	N/A	$0.02	$—	$0.02	N/A

For the three and nine months ended September 30, 2025, Investments contributed $0.02 million to the Company's gross profit, reflecting rental income after accounting for property depreciation.

SG&A and Non-Op - Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
SG&A and Non-Op	$0.03	$—	$0.03	N/A	$0.03	$—	$0.03	N/A
SG&A and Non-Op as a percentage of revenue	49%	N/A	N/A	N/A	49%	N/A	N/A	N/A

For the three and nine months ended 2025, Investments SG&A and Non-Op was $0.03 million.

Operating (Loss) Income and EBITDA - Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in amount	Change in %	2025	2024	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Operating income (loss)	$(0.04)	$—	$(0.04)	N/A	$(0.04)	$—	$(0.04)	N/A
EBITDA (loss)	$(0.01)	$—	$(0.01)	N/A	$(0.01)	$—	$(0.01)	N/A
EBITDA (loss) as a percentage of revenue	(11)%	N/A	N/A	N/A	(11)%	N/A	N/A	N/A

For the three months ended September 30, 2025, Investments operating loss was $0.04 million, and EBITDA loss was $0.01 million, or 11% of revenue.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expense Allocations

Corporate expenses were $2.4 million for the three months ended September 30, 2025 as compared to $1.0 million for the same period in 2024, representing an increase of $1.4 million. The increase in corporate expenses was primarily due to higher professional fees, partially offset by investment-related income. The acquisition of Star Operating Companies contributed $0.5 million to corporate expenses in the quarter.

For the nine months ended September 30, 2025, corporate expenses were $4.5 million compared to $3.2 million for the same period in 2024, an increase of $1.2 million. The increase was primarily due to higher professional fees and the acquisition of Star Operating Companies.

Index
Depreciation and Amortization Expense

Depreciation and amortization expense included in operating expenses was $0.4 million and $0.9 million for the three and nine months ended September 30, 2025, compared to $0.4 million and $1.0 million for the same periods in 2024, respectively. Depreciation and amortization expense included in cost of revenues was $0.3 million for the three and nine months ended September 30, 2025.

Interest (expense) income, Net

Interest income, net was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, compared to net interest income of $0.1 million and $0.3 million for the same periods in 2024. During the second quarter of 2025, the Company earned $0.1 million of dividend income, which was recorded in Interest (expense) income, net, from its investment in a short-term U.S. Treasury securities fund, which replaced a prior interest-bearing investment.

Other Income (expense), Net

Net other income was $0.0 million and net other expense was $0.2 million for the three and nine months ended September 30, 2025, respectively, compared to net other expense of $0.2 million and $0.3 million for the same periods in 2024.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2025 was $0.6 million on $3.6 million of pre-tax loss, compared to a provision for income tax of $0.5 million on $3.7 million of pre-tax loss for the same period in 2024. The effective tax rates for the nine months ended September 30, 2025 and 2024 were negative 17% and negative 12%, respectively. For the nine months ended September 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the nine months ended September 30, 2024, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Net Loss

Net loss was $1.8 million for the three months ended September 30, 2025, compared to net loss of $0.8 million for the three months ended September 30, 2024, an increase in net loss of $0.9 million. Basic and diluted loss per share were both $0.54 for the three months ended September 30, 2025, compared to basic and diluted loss per share of $0.28 for the same period in 2024.

Net loss was $4.2 million for the nine months ended September 30, 2025, compared to net loss of $4.2 million for the same period in 2024, for a slight increase in net loss. Basic and diluted loss per share were $1.37 for the nine months ended September 30, 2025, compared to basic and diluted loss per share of $1.39, for the same period in 2024.

Liquidity and Capital Resources

    As of September 30, 2025, cash and cash equivalents and restricted cash totaled $18.5 million, compared to $17.7 million as of December 31, 2024. The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
$ in millions	2025	2024*
Net cash used in operating activities	$(3.4)	$(4.8)
Net cash provided by investing activities	6.2	1.1
Net cash used in financing activities	(2.6)	(3.0)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.7	0.1
Net decrease in cash, cash equivalents, and restricted cash*	$0.9	$(6.7)
 *2024 does not sum due to rounding

Index

Cash Flows from Operating Activities

    For the nine months ended September 30, 2025, net cash used in operating activities was $3.4 million, compared to $4.8 million during the same period in 2024, resulting in a $1.4 million decrease in net cash used. The improvement was driven by more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the nine months ended September 30, 2025, net cash provided by investing activities was $6.2 million compared to $1.1 million of net cash provided by investing activities in 2024. Net cash provided by investing activities in 2025 primarily reflects cash received in connection with the acquisition of Star Operating Companies of $7.0 million. Net cash provided by investing activities in 2024 reflects cash received from benefit payouts of $1.1 million.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2025, net cash used in financing activities was $2.6 million, compared to net cash used in financing activities of $3.0 million in 2024. The decrease in net cash used was attributed to net proceeds from borrowings of $0.3 million, as well as lower repurchases of shares of common stock of $2.9 million in the current year, including cash paid for tax withholdings, compared to $3.0 million in 2024.

Credit Facilities

See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements for further details.

Liquidity and Capital Resources Outlook

    As of September 30, 2025, the Company had cash and cash equivalents on hand of $15.4 million, as well as our lines of credit and other debt instruments. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of September 30, 2025. The Company’s near-term cash requirements during 2025 are primarily related to the funding of the Company’s operations.

    As of September 30, 2025, $11.2 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Philippines ($0.9 million), Australia ($0.7 million), Singapore ($0.6 million), the U.K. ($0.5 million), Hong Kong ($0.5 million), and India ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Off-Balance Sheet Arrangements

    As of September 30, 2025, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company did not have any reserves as of September 30, 2025 and December 31, 2024. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.

Critical Accounting Policies and Estimates

    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 14, 2025 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the nine months ended September 30, 2025.

Index
FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company’s ability to successfully achieve its strategic initiatives, (3) risks related to potential acquisitions or dispositions of businesses by the Company, (4) risks related to the market price of the Company’s common stock relative to the value paid pursuant to the Merger Agreement, (5) unexpected costs, charges or expenses resulting from the Merger, (6) potential adverse reactions or changes to business relationships resulting from the completion of the Merger, (7) risks related to the inability of the combined company to successfully operate as a combined business, (8) risks associated with the possible failure to realize certain anticipated benefits of the proposed Merger, including with respect to future financial and operating results, (9) risks related to fluctuations in the Company’s operating results from quarter to quarter due to various factors such as rising inflationary pressures and interest rates, (10) the loss of or material reduction in our business with any of the Company’s largest customers, (11) the ability of clients to terminate their relationship with the Company at any time, (12) competition in the Company’s markets, (13) the negative cash flows and operating losses that may recur in the future, (14) risks relating to how future credit facilities may affect or restrict our operating flexibility, (15) risks associated with the Company’s investment strategy, (16) risks related to international operations, including foreign currency fluctuations, political events, trade wars, natural disasters or health crises, including the Russia-Ukraine war, and potential conflict in the Middle East, (17) the Company’s dependence on key management personnel, (18) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (19) the Company’s ability to collect accounts receivable, (20) the Company’s ability to maintain costs at an acceptable level, (21) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (22) risks related to providing uninterrupted service to clients, (23) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (24) the Company’s ability to utilize net operating loss carryforwards, (25) volatility of the Company’s stock price, (26) the impact of government regulations and deregulation efforts, (27) restrictions imposed by blocking arrangements, (28) risks related to the use of new and evolving technologies, (29) the adverse impacts of cybersecurity threats and attacks, (30) risks associated with our real estate ownership, (31) risks associated with the costs and availability of supplies and materials due to trade tariffs or other factors affecting the commodities and materials we use in our business, (32) risks associated with liability claims and disputes, (33) risks associated with restrictions on our operations caused by our indebtedness, (34) risks associated with the shutdown of the U.S. federal government, (35) risks associated with changes in tax laws or relations, and (36) those risks set forth in “Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

Management has not yet determined whether the effectiveness of ADT’s controls will be assessed in 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

On August 22, 2025 we completed the merger with Star Operating Companies ("SOC"). As a result of this transaction, we have begun integrating the operations, systems, and internal controls of SOC into our existing processes. This integration is ongoing and includes aligning accounting policies, consolidating financial reporting systems, and implementing our internal control framework across the combined entity. These activities represent a change to our internal control over financial reporting. While we do not believe these changes have materially affected our internal control over financial reporting at this time, the integration process may result in additional changes in future periods.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations. See Note 20, Commitments and Contingencies within the notes to our condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.    RISK FACTORS

    In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition. In addition, various risk factors applicable to us and our business are described under the headings “Risks Relating to the Merger” and “Risks Relating to the Combined Company” in the joint proxy statement/prospectus filed with the SEC on July 23, 2025, which forms part of our Registration Statement on Form S-4 (File No. 333-2888531), which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Risks Related to Our Business and Industry

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions and strategic actions with respect to our existing investments, such as restructurings, strategic partnerships and collaborations, and activist activity. This overall acquisition and investment strategy entails several potential risks, including diverting management’s attention from other business concerns, incurring substantial legal and other advisory fees (including, in the case of activist activity, proxy solicitation fees), and financing such acquisitions with additional equity and/or debt. Additionally, to the extent that we are already invested in the entities that are the subject of our acquisitions and other activities, our actions may be temporarily disruptive to the value of the investments, which could adversely affect our financial condition.

In addition, once completed, acquisitions may entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations. These include: increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could cause us to incur additional debt and related interest expense, as well as contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our stockholder’s equity interests.

There can be no assurance that we will be able to negotiate any pending acquisition successfully, receive the required approvals for any acquisition or otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business, and financial condition could be negatively affected.

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity.

A portion of our assets consists of equity securities which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions or setbacks to such companies, their operations or business models may result in a decline in the value of these investments. Such declines in value are principally recognized in net income or loss in accordance with GAAP. Any adverse changes in the financial markets and declines in value of our investments may result in additional losses and could have an adverse effect on our results of operations, financial condition and liquidity.

Index

We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.

Our business is subject to many risks that are associated with the ownership of real estate. Risks that are associated with real estate acquisition and ownership include, without limitation, the following:

•general liability, property and casualty losses, some of which may be uninsured;

•the inability to purchase or sell our assets rapidly due to the illiquid nature of real estate and the real estate market;

•leases which are not renewed or are renewed at lower rental amounts at expiration;

•the default by a tenant or guarantor under any lease;

•costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, such as the Americans with Disabilities Act or remediation of unknown environmental hazards; and

•acts of God and acts of terrorism affecting our properties.

Operating results may be adversely affected by changes in the costs and availability of supplies and materials.

Our Building Solutions operating results could be adversely affected by changes in the cost and availability of raw materials. Prices and availability of raw materials used to manufacture our products can change significantly due to fluctuations in supply and demand. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Both KBS’s and EdgeBuilder’s major material components are dimensional lumber and wood sheet products, which include plywood and oriented strand board. Lumber costs are subject to market fluctuations. Furthermore, the cost of raw materials may also be influenced by transportation costs. It is not certain that any price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. The state of the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials. The inability of KBS or EdgeBuilder to raise the price of their our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on their our revenue and earnings.

Trade tariffs or other factors affecting the commodities and materials we use in our business could have a material and adverse impact on our results of operations, financial condition and cash flows.

The recently imposed trade tariffs have caused disruptions in global trade, which could negatively impact the costs of materials we use in our business and the demand for our products. Many of the commodities and materials we use in our business are imported and exported. Existing and future trade tariffs, import duties and quotas could also materially increase our costs of procuring the commodities and materials we use and disrupt the markets for the products we handle, which in turn could have a material adverse effect on our financial position, results of operations and cash flows.

We spend considerable time and money complying with federal and state laws, regulations, and other rules which may fluctuate, and if we are unable to fully comply with such laws, regulations, and other rules, we could face substantial penalties.

Our Building Solutions businesses are subject to various federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state, and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of our products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase our costs of doing business or impact our operations.

Index
We maintain a compliance program to identify and correct any compliance issues and remain in compliance with all applicable laws, to train employees, to audit and monitor our operations, and to achieve other compliance goals. Like most companies with compliance programs, we occasionally discover compliance concerns. In such cases, we take responsive action, including corrective measures when necessary. There can be no assurance that our responsive actions will insulate us from liability associated with any detected compliance concerns.

If our past or present operations are found to be in violation of any of the laws, regulations, rules, or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, regulations, rules, and policies, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.

Our long-term results depend upon our ability to improve existing products and services and develop, introduce, and market new products and services successfully.

Our business is dependent on the continued improvement of our existing products and services and our development of new products and services utilizing our current or other potential future technology. As we introduce new products and services or refine, improve, or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products and services will achieve, if any. We cannot be certain that we will not experience material delays in the introduction of new products or services in the future.

We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions, and changing industry standards. If we do not develop new products and services and product enhancements based on technological innovation on a timely basis, our products and services may become obsolete over time and our revenues, cash flow, profitability, and competitive position may suffer. Even if we successfully innovate and develop new products, services and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.

Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2025, goodwill and net intangible assets represented $7.8 million, or 6.6% of our total assets, and at December 31, 2024, goodwill and net intangible assets represented $8.2 million, or 15.6% of our total assets. In addition, net property and equipment assets totaled $18.4 million and $0.2 million, or 15.5% and 0.4%, respectively, of our total assets at those dates. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.

We review our reporting units for potential goodwill impairment annually or more often if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In addition, we test the recoverability of long-lived assets if events or circumstances indicate the carrying values may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount and/or the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment. These risks include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. If we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings.

Index
Due to the nature of our building solutions business segment, many of our expenses are fixed costs and if there are decreases in demand for products, it may adversely affect operating results.

Many of our building solutions business segment expenses, particularly those relating to properties, capital equipment, and certain manufacturing overhead items, are fixed in the short term. Reduced demand for products causes fixed production costs to be allocated across reduced production volumes, which may adversely affect gross margins and profitability.

Due to the nature of the work we and our subsidiaries perform, we may be subject to significant liability claims and disputes.

We and our wholly owned subsidiaries engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes, as well as other claims. An unfavorable legal ruling against us or our subsidiaries could result in substantial monetary damages. Although we have adopted a range of insurance, risk management, safety, and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition.

Risks Related to Indebtedness

Any indebtedness incurred by the Company could restrict our operations and make us more vulnerable to adverse economic conditions.

Any indebtedness we incur in the future could have important consequences for us and our stockholders. Our indebtedness could:

•increase our vulnerability to adverse economic and competitive pressures in our industry;

•place us at a competitive disadvantage compared to our competitors that have less debt;

•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•limit our ability to borrow additional funds on terms that are acceptable to us or at all.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and stockholders may lose all of their investment.

To the extent we incur indebtedness in the future, our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Risks Related to our Common Stock and our Company Preferred Stock

Payment of dividends on our common stock is prohibited unless we have declared and paid (or set apart for payment) full accumulated dividends on the Series A Preferred Stock, which also has a significant liquidation value.

Unless full cumulative dividends on our preferred stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of common stock or other shares of stock ranking junior to the Series A Preferred Stock (as defined herein) as to dividends and upon liquidation) may be declared and paid or declared and set apart for payment on our common stock, nor may any shares of common stock be redeemed, purchased or otherwise acquired for any consideration by us. To the extent dividends are not paid on our preferred stock, cumulative dividends accrue as part of the liquidation value of our

Index
preferred stock, which has a liquidation value of $10.00 per share at issuance. Dividends on our preferred stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of our preferred stock per year. Dividends on our preferred stock are only payable in cash. As of September 30, 2025, there were 2,690,637 shares of our Series A Preferred Stock outstanding.

If we fail to pay dividends on our Series A Preferred Stock for six or more consecutive quarters, holders of our Series A Preferred Stock will be entitled to elect two additional directors to our board of directors.

To the extent dividends are not paid on the Series A Preferred Stock in accordance with their terms, cumulative dividends will accrue as part of the liquidation value of the Series A Preferred Stock. Whenever dividends on any shares of Series A Preferred Stock are in arrears for six or more consecutive quarters, then the holders of those shares together with the holders of all other series of preferred stock equal in rank with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable, will be entitled to vote separately as a class for the election of a total of two additional directors to our board of directors. Holders of our common stock will not be entitled to vote for or against such additional directors.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze and compare our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.

On October 25, 2018, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) for a purchase price of $3.50. The description and terms of the Rights are set forth in the Rights Agreement, which has previously been filed as an exhibit to our public reports.

The Rights Agreement imposes a significant penalty upon any person or group that acquires 4.99% or more (but less than 50%) of our then-outstanding common stock without the prior approval of our board of directors. A person or group that acquires shares of our common stock in excess of the applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has become an Acquiring Person and ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an acquiring person. On the date (if any) that the Rights become exercisable (the “Distribution Date”), each Right would allow its holder to purchase one one-hundredth of a share of the Company’s Series B Preferred Stock for a purchase price of $3.50. In addition, if a person or group becomes an Acquiring Person after the Distribution Date or already is an Acquiring Person and acquires more shares after the Distribution Date, all holders of Rights, except the Acquiring Person, may exercise their rights to purchase a number of shares of the common stock (in lieu of preferred stock) with a market value of twice the Exercise Price, upon payment of the purchase price.

The Rights will expire on the earliest of (i) October 15, 2027, or such earlier date as of which our board of directors determines that the Rights Agreement is no longer necessary for the preservation of our tax assets, (ii) the time at which the rights are redeemed, (iii) the time at which the rights are exchanged, (iv) the effective time of the repeal of Section 382 of the Code or any successor statute if our board of directors determines that the Rights Agreement is no longer necessary for the preservation of our tax assets, and (v) the first day of our taxable year in which our board determines that no NOLs or other tax assets may be carried forward.

Index

The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the board of directors.

Changes in tax laws or regulations may have a material adverse effect on our cash flow, business, financial condition, results of operations or prospects.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For example, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, which (along with prior U.S. federal tax reform legislation) has resulted in significant changes to the taxation of business entities, including, among other changes, the imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to these and other legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal law. We continue to evaluate the impact that these and other tax reforms may have on our business.

Risks Associated with the Shutdown of the United States Government.

The United States federal government has been shut down since October 1, 2025. When the government is not funded, non-essential federal employees are furloughed and services are limited or curtailed. A prolonged shutdown may lead to broader economic uncertainty and financial market volatility. These conditions could negatively affect our operations, and overall demand for our services and products.

A prolonged shutdown could slow permitting and regulatory approvals, reduce demand from contractors and public-sector customers, and result in hiring freezes or reduced hiring activity among clients that rely on federal contracts or are otherwise affected by economic uncertainty.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the current/ U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

While we strive to mitigate these risks through contingency planning and industry government affairs efforts, the ultimate impact of any government shutdown is difficult to predict and may be outside our control. Any material adverse effects resulting from a government shutdown could have a negative impact on our business, financial position, and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2025.

Index

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2025 - July 31, 2025	—	$—	—	$2,118,651
August 1, 2025 - August 31, 2025	9,408	$9.41	9,408	$2,030,093
September 1, 2025 - September 30, 2025	265,514	$9.35	265,514	$2,546,662
Total	274,922	$—	274,922

(a)On August 8, 2023, the Company’s Board of Directors authorized a share repurchase program for up to $5 million of the Company’s outstanding common stock. The Company continues to view share repurchases as an attractive use of capital and may repurchase shares from time to time, as market conditions warrant, through open market purchases, privately negotiated transactions, block trades, or other methods, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). This authorization does not expire.

During the nine months ended September 30, 2025, the Company completed its $5 million share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3 million of its outstanding common stock. During the nine months ended September 30, 2025, the Company repurchased a total of 274,922 shares of its common stock for an aggregate cost of $2.6 million under these authorizations. Of this total, 261,052 shares were repurchased on September 25, 2025, in connection with a transaction with a certain shareholder totaling $2.44 million, and the remaining 13,870 shares were repurchased on the open market for a cost of $0.1 million. As of September 30, 2025, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 942,418 shares for a total cost of $15.5 million, completing the August 8, 2023 authorization and leaving $2.5 million available for purchase under the September 10, 2025 authorization. During the nine months ended September 30, 2024 the Company repurchased a total of 154,084 shares of its common stock for a cost of $2.5 million under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $0.7 million that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1.2 million, as well as 40,267 shares of its common stock on the open market for a cost of $0.7 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

On November 13, 2025, Hudson Talent Solutions, LLC (“HTS”) and Jacob Zabkowicz, Global Chief Executive Officer for HTS, entered into an amended and restated executive employment agreement (the “Amended Employment Agreement”). Pursuant to the Amended Employment Agreement, the Company will employ Mr. Zabkowicz as the Global Chief Executive Officer of HTS until November 15, 2029, with automatic, annual extensions for additional one-year terms.

Under the Amended Employment Agreement: (i) Mr. Zabkowicz’s annual base salary was increased from $400,000 to $450,000, subject to increase (but not decrease) from time to time by the Compensation Committee of the Board of

Index
Directors of the Company (the “Compensation Committee”); (ii) in lieu of being eligible to receive a cash bonus of up to $400,000, contingent on achievement of certain pre-established performance goals, Mr. Zabkowicz is eligible to receive an annual bonus made up of (a) a cash bonus of up to $250,000 and (b) 15,000 shares of Preferred Stock in the Company commencing with the fiscal year ending December 31, 2026, and Mr. Zabkowicz’s continued employment with the Company through the last day of the fiscal year (“EBITDA Bonus”); (iii) in lieu of being eligible to receive a cash bonus of up to $300,000, contingent on achievement of certain other pre-established performance goals, Mr. Zabkowicz is eligible to receive an annual bonus made up of (a) a cash bonus of up to $250,000 and (b) 15,000 shares of Preferred Stock in the Company commencing with the fiscal year ending December 31, 2026, and Mr. Zabkowicz’s continued employment with the Company through the last day of the fiscal year (“Gross Profit Bonus”); (iv) Mr. Zabkowicz is eligible to participate in the HTS Management Incentive Plan; and (v) Mr. Zabkowicz is eligible for other benefits of employment comparable to other senior management of the Company. In lieu of receiving an award of restricted stock units (“RSUs”) to receive shares of the Company’s Stock with a grant date fair market value of $1,000,000, Mr. Zabkowicz shall receive a cash bonus of $333,000 and a grant of RSUs with a grant date fair market value of $667,000 and which shall vest 1/3 on the first anniversary of the date of the Amended Employment Agreement, 1/3 on the second anniversary of the date of the Amended Employment Agreement, and 1/3 on the third anniversary of the date of the Amended Employment Agreement. Additionally, the $333,000 cash bonus must be repaid by Mr. Zabkowicz in its entirety to the Company in the event Mr. Zabkowicz terminates his employment without Good Reason or the Company terminates Mr. Zabkowic’s employment for Cause prior to the first anniversary of the date of the Amended Employment Agreement, and 2/3 of the cash bonus must be repaid by Mr. Zabkowicz in the event of such a termination after the first anniversary and prior to or on the second anniversary, and 1/3 of the cash bonus must be repaid by Mr. Zabkowicz to the Company in the event of such a termination after the second anniversary and prior to or on the third anniversary of the date of the Amended Employment Agreement.

Under the Amended Employment Agreement, the Company has the right to terminate Mr. Zabkowicz’s employment at any time. If the Company terminates Mr. Zabkowicz’s employment without Cause or does not renew Mr. Zabkowicz’s employment, or if Mr. Zabkowicz terminates his employment for Good Reason, then Mr. Zabkowicz will be entitled to receive: (i) base salary and other compensation and benefits earned, but unpaid, through the date of such termination; and (ii) subject to Mr. Zabkowicz executing a general release and waiver agreement and covenant not to sue, (A) a pro-rata portion of the bonus payments for the fiscal year during which Mr. Zabkowicz’s termination occurs, (B) if the termination occurs prior to the third anniversary of the Effective Date of the Prior Agreement (as defined in the Amended Employment Agreement) certain RSUs which have not yet been granted under the Awards Plan or that remain unvested shall be deemed granted and fully vested, (C) a severance payment equal to Mr. Zabkowicz’s then-current annual base salary, payable over a period of twelve months, and (D) the Company’s portion of the premiums for providing continued health insurance benefits to Mr. Zabkowicz and his eligible dependents for a period of twelve months. If Mr. Zabkowicz dies or if the Company terminates Mr. Zabkowicz’s employment as a result of Mr. Zabkowicz’s disability prior to the third anniversary of the Effective Date of the Prior Agreement, then Mr. Zabkowicz or his estate will be entitled to receive certain benefits and compensation, including (i) vesting of certain unvested RSUs awarded under Section 4(e) of the Amended Employment Agreement and (ii) base salary and other compensation and benefits earned, but unpaid. If Mr. Zabkowicz is terminated for cause, or if Mr. Zabkowicz voluntarily terminates his employment with the Company other than for good reason, then the Company will have no further obligation to Mr. Zabkowicz, except to pay base salary and other compensation and benefits earned, but unpaid, through the date of Mr. Zabkowicz’s termination of employment.

In connection with entering into the Amended Employment Agreement, Mr. Zabkowicz also executed a Confidentiality, Non-Solicitation, Work Product Assignment Agreement and Mutual Agreement to Arbitrate Claims with the Company.

The foregoing description of the Amended Employment Agreement is qualified in its entirety by reference to the full text of the Amended Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

On November 13, 2025, HTS adopted an unfunded management incentive plan for certain eligible persons (the “Management Incentive Plan”). The purpose of the Management Incentive Plan is to facilitate ability to attract and retain highly qualified employees and other service providers and align the interests of those individuals with the financial success of HTS. The Management Incentive Plan provides for additional incentive compensation to certain eligible persons upon a change of control of HTS or the eligible persons qualified termination based on the amount of vested interest the eligible person has in the Management Incentive Plan.

The foregoing description of the Management Incentive Plan is qualified in its entirety by reference to the full text of the Management Incentive Plan, a copy of which is filed as Exhibit 10.2 to this Form 10-Q.

Index

ITEM 6.    EXHIBITS

STAR EQUITY HOLDINGS, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as Amended, of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated September 4, 2025 (File No. 001-38704).

10.1*	Amended and Restated Executive Employment Agreement, dated as of November 13, 2025, between Hudson Talent Solutions, LLC and Jacob Zabkowicz.
10.2*	Management Incentive Plan of Hudson Talent Solutions, LLC, dated as of November 13, 2025.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Star Equity Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.
(Registrant)

Dated:	November 14, 2025	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2025	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Accounting Officer
(Principal Financial Officer)