Form 10-K
period 2025-12-31
Star Equity Holdings, Inc.
filed 2026-03-20
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $12,181,784 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2025.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 03/13/2026
Common Stock - $0.001 par value	3,707,060

PART I
ITEM 1.    BUSINESS

General

Star Equity Holdings, Inc. (“Star Equity,” “Star,” the “Company,” “we,” or “our,” formerly known as Hudson Global, Inc. (“Hudson”)) is a diversified multi-industry holding company operating through four reportable segments: Building Solutions, Business Services, Energy Services, and Investments. Our common stock and 10% Series A Cumulative Perpetual Preferred Stock are listed on the Nasdaq Global Market under the symbols “STRR” and “STRRP,” respectively.

The Building Solutions segment operates in the construction industry. The Business Services segment, which consists of Hudson Talent Solutions, LLC (“HTS”), delivers customized recruitment and contracting solutions to mid-to-large multinational companies, including Recruitment Process Outsourcing (“RPO”), project-based RPO, contingent workforce solutions, recruitment consulting, outsourced professional contract staffing, and managed service provider (“MSP”) services. The Energy Services segment consists of Alliance Drilling Tools, Inc. (“ADT”), which manufactures and supplies specialized drilling tools and downhole equipment used in directional drilling for oil and gas well construction as well as other applications, including mining, geothermal, and water wells. The Investments segment holds and manages certain corporate-owned real estate assets and investments in a limited number of publicly traded and private companies.

Merger

On August 22, 2025, Star completed its previously announced acquisition of Star Operating Companies, Inc. ("SOC" or "Star Operating Companies", formerly known as Star Equity Holdings, Inc.) pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”), by and among Star, SOC and HSON Merger Sub, Inc., a wholly owned subsidiary of Star (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, on August 22, 2025, at the effective time (the “Effective Time”) of the closing of the transaction pursuant to the Merger Agreement (the “Merger”), Merger Sub merged with and into SOC, with SOC continuing as the surviving corporation of the Merger under the name “Star Operating Companies, Inc." as a wholly owned subsidiary of Star. Capitalized terms used herein but not defined have the meanings set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Star common stock and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star 10% Series A Cumulative Perpetual preferred stock (“Preferred Stock”). As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC preferred stock stockholders received approximately 2,690,637 shares of Star Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement.

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

Strategy

Star Equity Holdings, Inc.

Star Equity Holdings, Inc. operates as a diversified holding company. Corporate management focuses on capital allocation, strategic oversight, mergers and acquisitions, capital markets activities, investor relations, and oversight of the Investments segment. Operating subsidiaries are responsible for day-to-day operations, organic growth initiatives, and operational performance.

The Company periodically evaluates strategic alternatives intended to enhance its market position, improve profitability, generate liquidity, and increase shareholder value. Such alternatives may include organic growth initiatives, selective acquisitions, divestitures, business combinations, equity offerings, debt financings, and corporate restructurings. The timing and structure of any such transactions depend on market conditions, available capital, valuation considerations, and other relevant factors.

Operating Businesses

The Company operates in markets that management believes offer opportunities for growth. The principal elements of the Company’s growth strategy include the following:

•Organic growth from our core businesses. The Company operates in markets and geographies that management believes provide opportunities for growth in its core businesses. The Company’s primary focus is on markets in which it currently maintains a presence, allowing it to leverage existing personnel, infrastructure, and brand recognition.
•Expansion of service offerings. The Company evaluates opportunities to broaden its service offerings to better serve its customer base, including expansion into adjacent market segments and complementary services.
•Acquisition of complementary businesses. The Company intends to continue evaluating complementary businesses that meet its financial and strategic acquisition criteria. Potential targets may include small public and private companies that can be integrated into the Company’s existing platform, as well as larger, more transformative transactions, subject to assessments of value, risk, and expected return. The timing and structure of any such transactions will depend on market conditions, availability of capital, valuation considerations, and other relevant factors. The Company does not intend to pursue transactions unless management determines that the anticipated post-transaction value creation is favorable to stockholders.

Segments

The Company operates four segments: Building Solutions, Business Services, Energy Services, and Investments. Building Solutions includes KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), Glenbrook Building Supply, Inc. (“Glenbrook”) (together, “EBGL”), and Timber Technologies Solutions, Inc. (“TT”), which manufacture modular buildings, structural wall panels, engineered wood products, and glue-laminated timber for residential, commercial, and industrial markets. The Business Services segment consists of Hudson Talent Solutions (“HTS”) and provides RPO, contingent workforce solutions, recruitment consulting, outsourced professional contract staffing, and MSP services across eighteen countries across three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa. The Energy Services segment consists of ADT, a Wyoming- and Texas-based provider of downhole drilling tools and services to the oil and gas, geothermal, mining, and waterwell sectors, with a cost structure that allows most variable costs to be passed through to customers. The Investments segment holds and manages certain corporate-owned real estate assets and investments in a limited number of publicly traded and private companies.

Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer (Chief Operating Decision Maker or "CODM") to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. See Note 17. Segments, within the notes to our accompanying consolidated financial statements.

We continue to explore strategic alternatives to maximize value for the Company’s stockholders, including, without limitation, improving the market position and profitability of our services and enhancing our valuation. We may pursue these objectives through organic growth, strategic initiatives, or other alternatives.

In addition, we will continue to monitor capital markets for opportunities to repurchase shares and consider other actions designed to enhance stockholder value. From time to time, we also review potential acquisition or business combination opportunities and may provide information to third parties regarding potential dispositions of assets or business lines.

Clients

The Company serves a diverse client base across multiple industries through its operating segments, including construction, energy, and global talent solutions, with customers that include mid-to-large multinational corporations, commercial contractors, energy companies, and government agencies. For the years ended December 31, 2025 and 2024, approximately 73% and 85% of revenue, respectively, was generated by its top 25 clients. In 2025, one client accounted for 23% of revenue, while in 2024 three clients accounted for an aggregate of 46% of revenue. As of December 31, 2025 and 2024, one client represented approximately 14% and 24% of accounts receivable, respectively. Our business is dependent upon the continuation of these business relationships as well as new client development. As part of our client retention and renewal strategy, we continue to develop and foster long-term relationships, and have been successful in retaining and negotiating multi-year (three to five year) contracts with most of our key partners.

Competition

The markets for our Business Services, Energy Services, and Building Solutions segments are highly competitive and, in certain cases, characterized by limited barriers to entry and market fragmentation. Competition is based on factors such as industry expertise, product and service quality, geographic reach, operational scale, pricing, and the ability to efficiently execute and deliver projects. In our Energy Services segment, demand is closely tied to oil prices, as customer drilling activity and capital spending are influenced by prevailing market conditions. In our Building Solutions segment, activity levels are influenced by broader construction trends, interest rates, and access to project financing. Companies with greater scale, operational efficiencies, and differentiated capabilities may achieve competitive advantages and improved margins across these markets.

Intellectual Property

Intellectual property in our businesses primarily consists of trademarks held.

Patents

We do not hold any patents within our businesses.

Raw Materials

Building Solutions.

KBS, EBGL and TT operate in the wood-based construction market. The primary raw materials used in their production processes include dimensional lumber, mainly spruce-pine-fir, and sheathing/sheet goods (OSB and plywood). The majority of underlying raw material for KBS, EBGL, and TT are sourced by wholesalers and mills in the United States, though from time to time limited quantities are also sourced from Canada. These businesses depend on the reliability of the lumber supply chain and are sensitive to varying degrees to wood-based commodity price fluctuations.

Raw materials are not material to the operations of the Company’s other business segments.

Manufacturing

Building Solutions.

KBS began manufacturing single family homes in 2001 and commercial modular multi-family housing units in 2008. In subsequent years, KBS expanded its product offerings to include a variety of commercial-scale multi-family buildings including apartments, condominiums, townhouses, and dormitories. The structures are built inside our climate-controlled factories and are then transported to the site where they are set, assembled, and secured to the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory prior to transportation to the site to ensure the modules meet all local building codes and quality requirements.

Modular construction has gained acceptance and is a preferred building method by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold or other materials damage due to materials absorbing moisture from rain or snow; reduced site work; improved safety and security; reduced vandalism and attrition; and a significant reduction in overall project time. Manufacturing is not material to the operations of the Company’s other business segments.

EBGL consists of two separate companies (EdgeBuilder and Glenbrook) operating in tandem with a common management team. EdgeBuilder manufactures wall panels and permanent wood foundations in a climate-controlled factory, then transports the panels to the construction site via flat-bed trucks. The panels are typically unloaded by crane and erected, or assembled, on site by professional framing contractors. Panelized construction, especially in large-scale, multi-unit projects, is becoming increasingly popular due to the heightened demand for construction labor. Additionally, because the wall panels are constructed in a controlled indoor environment, waste, weather-related delays, and mistakes are minimized. This shaves weeks off large, multi-unit construction schedules.

Glenbrook, as a retailer of professional building products, is not directly involved in manufacturing but does often sell and ship product in tandem with EdgeBuilder wall panel deliveries. As the International Building Code® continues to evolve, KBS and EBGL, along with our professional partners in the industry, meet code changes with innovative products and a dedicated staff to ensure adherent builds.

TT started operations in 2003 and has been manufacturing glue-laminated (glulam) wood columns and beams for post frame builders since that time. Timber Technologies products include treated and untreated columns for sidewalls and end walls in post frame buildings, glue-laminated headers and beams, and architectural grade beams for high-end commercial structures.

Human Capital Resources

The Company’s success significantly depends upon its workforce. The Company employs approximately 1,200 people worldwide, of which approximately 950 employees are within its Business Services segment, including approximately 110 employees in the United States (“U.S.”) and 840 employees internationally. The Company is dedicated to acquiring, investing in, and retaining top talent. Business Services global and regional employees have vast training and expertise across human capital solutions. Specifically, of the Company’s Business Services employees, approximately 870 are client-facing consultants who sell and deliver talent solutions services to its existing client base. The Company’s consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

The Company has a total of 245 employees in its Building Services and Energy Services segments, of which 162 were employed in manufacturing, 17 in operational roles, 37 in general and administrative functions, and 29 in marketing and sales. All of our 245 employees are full-time employees. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements.

Our regional well-being programs are rolling out a variety of initiatives aimed at raising awareness and encouraging employees to look after their health and well-being. Our employee assistance programs offer additional support and information to our staff and a range of additional training modules were rolled out focusing on topics such as mental health awareness, health and wellness in the workplace, and keeping remote teams connected.

Employees have access to a range of training courses, including courses on anti-harassment, discrimination, and unconscious bias. eLearning is an integral part of the continuous development journey that we offer. We have access to over 200 hours of learning modules.

All our employees play an important part in contributing to and shaping our culture. We have taken actions to enhance our employees’ experience working for the Company through the implementation of a continuous performance management framework in order to drive employees’ performance, development, and engagement. We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, and other classes of persons, recognized within the varied regions we work. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, color, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We have not experienced any abnormal work stoppages and consider our employee relations to be good.

Segment and Geographic Data

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

Available Information

We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). The SEC maintains a website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website (www.starequity.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting Star Equity at (203) 489-9500 or our third-party Investor Relations representative at (212) 836-9611.

The contents of our website or any other website are not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

Our business is sensitive to global economic conditions and fluctuations, including inflation, interest rates, and geopolitical uncertainty, which may reduce demand for our services and adversely affect our costs, profitability, and liquidity.

Our operations and results of operations are affected by global economic conditions in the markets in which we operate. Clients’ demand for our Building Solutions, Business Services, and Energy Services may fluctuate widely in response to changes in economic conditions, including slower employment growth, reductions in hiring, reduced labor demand, reduced demand for construction products and materials, reduced demand for oil producing equipment, and overall economic uncertainty. In particular, demand for our RPO and contracting services is closely tied to labor market conditions and workforce expansion by our clients. Periods of slower employment growth, hiring freezes, or workforce reductions may directly reduce demand for these services.

Geopolitical events, including political divisions, the war in Ukraine, the war in Iran, other conflicts in the Middle East, U.S./China trade tensions, and the use or threatened use of tariffs, have contributed to economic, market, political, and regulatory uncertainty in certain of our markets. Global concerns such as pandemics, wars, or other sources of instability may also result in social, economic, and labor disruption, negatively impacting customer demand, supply chains, labor markets, and financial markets.

In recent periods, global economic conditions have included elevated inflation, rising or sustained high interest rates, currency volatility, and increased economic uncertainty. Inflationary pressures have increased our costs for labor, raw materials, transportation, and other inputs, and have also contributed to wage inflation and increased operating costs across our business. In an inflationary environment, we may be unable to increase prices at a rate sufficient to offset these higher costs, which could adversely affect our margins, profitability, and cash flows. Higher interest rates may also increase our borrowing costs, reduce client spending, and limit access to capital markets, which could further reduce demand for our products and services.

Because certain of our operating costs are fixed or semi-fixed in the short term, adverse economic conditions may have a disproportionate impact on our financial condition and results of operations. We cannot predict the timing, duration, or severity of adverse economic conditions, and any sustained deterioration in global economic conditions or labor markets could materially adversely affect our business, financial condition, results of operations, and cash flows.

Our operating results may be adversely affected by changes in the cost and availability of commodities, materials, and equipment, including as a result of trade tariffs, supply‑chain disruptions, and market conditions, which could increase costs and reduce demand for our products and services.

Our operating results, particularly within our Building Solutions and Energy Services segments, depend on the cost and availability of raw materials, commodities, and equipment used in the manufacture, sale, or leasing of our products. Many of the commodities and materials we use are imported or exported, and their prices and availability may fluctuate significantly due to changes in global supply and demand, transportation costs, energy prices, and conditions in the financial and housing markets.

Trade policies, including the use or threatened use of tariffs, import duties, quotas, or other trade restrictions, may disrupt global trade and supply chains. To the extent the commodities and materials we use become subject to tariffs or similar measures, our procurement costs could increase and market availability could be constrained. We may be unable to recover such increased costs from customers without adversely affecting demand, which could materially adversely affect our margins, results of operations, financial condition, and cash flows. In addition, disruptions in global trade may negatively impact our customers, which could reduce demand for our products and services.

Certain of our operating companies rely heavily on specific materials, including dimensional lumber and wood sheet products such as plywood and oriented strand board, the prices of which are subject to significant market volatility. Limited availability of raw materials or manufactured products that we lease or sell, whether due to supply‑chain disruptions, market conditions, or regulatory factors, may require us to seek alternative suppliers at higher costs or may constrain our production and delivery capabilities.

If we are unable to pass increased material, commodity, transportation, or equipment costs through to customers, or if reduced availability of materials limits our ability to meet customer demand, our revenues, earnings, and cash flows could be adversely affected. These risks may be exacerbated during periods of economic uncertainty or volatility in global trade and commodity markets.

Our business depends on uninterrupted service to clients.

Our operations depend on our ability to protect our facilities, inventory, materials, machinery, transportation, computer and telecommunication equipment, and software systems against damage or interruption from fire, power loss, cyber-attacks, sabotage, telecommunications interruption, weather conditions, natural disasters, and other similar events. Additionally, severe weather can cause our employees or contractors to miss work and interrupt delivery of our service and products, potentially resulting in a loss of revenue. While interruptions of these types that have occurred in the past have not caused material disruption, it is not possible to predict the type, severity, or frequency of interruptions in the future or their impact on our business.

Our Business Services revenue can vary because our clients often run bid processes for RPO functions and can terminate their relationship with us at any time with limited or no penalty.

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

Our business is subject to many risks that are associated with the ownership of real estate. Risks that are associated with real estate acquisition and ownership include, without limitation, the following: general liability, property and casualty losses, some of which may be uninsured; the inability to purchase or sell our assets rapidly due to the illiquid nature of real estate and the real estate market; leases which are not renewed or are renewed at lower rental amounts at expiration; the default by a tenant or guarantor under any lease; costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, such as the Americans with Disabilities Act or remediation of unknown environmental hazards; and acts of God and acts of terrorism affecting our properties.

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

Our quarterly and annual financial results and revenue are difficult to predict and are likely to fluctuate from period to period; no single quarter is predictive of future periods’ results.

We have historically experienced seasonality in all of our businesses and downturns based on the changing U.S. economy.

The revenues from our Business Services segment fluctuate quarter to quarter primarily due to the vacation periods during the first quarter in the Asia Pacific region and the third quarter in the Americas and EMEA regions. Demand for our services is typically lower during traditional vacation periods when clients and candidates are on vacation.

The revenues from our Building Solutions segment fluctuate quarter to quarter primarily due to weather conditions which in the 4th and 1st quarter may effect demand but also our ability to promptly and efficiently transport products.

The revenues from our Energy Services segment may fluctuate primarily due to sensitivity in the drilling industry where changes in economic conditions, especially those that effect oil prices, and the availability of financing may affect the demand for our products.

Adverse changes in any of these conditions could decrease demand and pricing for new projects in the areas in which we operate or result in customer cancellations of pending contracts, and decrease demand for future contracts, which could result in a decrease in our revenues in particular periods.

We cannot predict with certainty the overall trajectory of the industries we work in or the duration of trends due to changes in conditions that are beyond our control. These conditions include, but are not limited to rising interest rates; economic recession or downturn; changes in demographics and population migration that impair the demand for new housing; changes in oil prices that effect demand for drilling equipment and transportation costs across all our businesses; labor issues such as shortages and rising costs of labor; and; tax law changes.

Our growth strategy includes acquisitions and dispositions, but we may not realize the anticipated benefits of these transactions, which could adversely affect our business, financial condition, and results of operations.

As part of our growth strategy, we may pursue acquisitions of businesses that we believe can complement or expand our current operations, and we may also sell businesses from time to time. Acquisition and disposition activities involve numerous risks and uncertainties. We may incur unforeseen liabilities, costs, or asset impairments in connection with acquired or divested businesses, and with respect to any businesses we sell, we would no longer benefit from the cash flows they generated. There can be no assurance that proceeds from dispositions, if any, will be reinvested in a manner that generates anticipated returns.

Acquisitions involve significant complexities, including risks associated with the acquired businesses’ past operations, loss of customers, unanticipated regulatory or compliance requirements, integration of personnel, human resource programs, information systems and ERP platforms, internal controls, and the potential impact of compliance with the Sarbanes‑Oxley Act of 2002. We may also experience general underperformance of acquired businesses relative to expectations, as well as unanticipated expenses or liabilities.

The benefits we expect to achieve from acquisitions depend largely on our ability to successfully integrate acquired businesses in an efficient and timely manner and to realize anticipated synergies. We may not be able to integrate acquired businesses smoothly or successfully, integration efforts may take longer or cost more than expected, and anticipated synergies or other benefits may be delayed, reduced, or not realized at all. Failure to achieve expected benefits could result in diminished operating performance and could require us to record impairment charges related to goodwill or other acquired assets.

In addition, the process of evaluating, negotiating, and integrating acquisitions or executing dispositions may divert management’s attention from our existing operations and disrupt our business. We cannot provide assurance that we will identify suitable acquisition or disposition opportunities, successfully complete any transactions, or realize the expected benefits of any strategic transactions. Any of these risks could materially adversely affect our business, financial condition, and results of operations.

Our profitability and growth may depend on the success of our operating businesses which include Buildings Solutions and construction related products, global Business Services, and drilling products and other Energy Services, which businesses are subject to a variety of business risks and uncertainties.

Any evaluation of our operating businesses and our prospects must be considered in light of the risks and uncertainties stated above, as well as the following: the ability to maintain our relationships with our existing clients; the ability to attract new clients; and the ability to maintain or generate the amount of cash required to operate the operating businesses. If we are unable to address these risks, our business, results of operations, and prospects could suffer.

We may make financial investments in other businesses that may lose value.

As we look for the best ways to deploy our capital and maximize our returns for our businesses and stockholders, we may make financial investments in other businesses or processes for purposes of enhancing our supply chain, creating financial returns, strategic developments, or other purposes. These investments may be speculative in nature, and there is no guarantee that we will experience a financial return and we may lose our entire principal balance if not successful.

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

Our business is highly dependent on a limited number of significant customers and distribution relationships, and the loss, reduction, or non‑renewal of these relationships, could materially adversely affect our revenues, financial condition, and results of operations.

A significant portion of our revenue is derived from a limited number of customers. In addition, a limited number of customers have represented a significant portion of our accounts receivable. Our business depends on the continuation of these customer relationships, as well as our ability to replace or expand revenues through new customer development. The loss of any significant customer, a material reduction in business from such customers, or a deterioration in the financial condition of these customers could materially adversely affect our revenues, financial condition, and results of operations.

Our customer relationships generally do not provide long‑term volume commitments. In our Business Services segment, clients’ demand for our services is significantly influenced by their hiring needs and their views of future business prospects. Clients may terminate, reduce, or postpone engagements on short notice and often with limited or no penalty. In addition, many of our larger Business Services clients regularly conduct competitive bid processes for staffing and related services, requiring us to compete for renewals and new engagements even where existing relationships remain strong. If we are unable to successfully compete in these bid processes or meet evolving client requirements, our revenues and results of operations could be materially adversely affected.

Our Building Solutions and Energy Services segments are similarly dependent on customer demand for products, equipment, and machinery, which may fluctuate based on market conditions. In addition, certain of our operating companies rely on independent dealers and contractors to distribute and sell products. These dealers and contractors may also sell competing products, may terminate their relationships with us on short notice, or may experience financial or operational difficulties due to industry, economic, demographic, or seasonal factors. If we are unable to maintain existing dealer and contractor relationships or establish relationships with new, financially stable partners, demand for our products could decline.

If we are unable to replace lost or reduced business from existing customers, successfully compete for renewals and new engagements, or maintain effective distribution relationships, our revenues, cash flows, and results of operations could be materially adversely affected, and the market price of our common stock could decline.

Our markets are highly competitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules, and reduce prices. Furthermore, we face competition from a number of sources. These sources include, with respect to our segments, as follows: (i) For our Business Services segment, other executive search firms and professional search, staffing, and consulting firms; (ii) For our Buildings Solutions segment, other modular builders, stick builders, and lumber and material suppliers; and (iii) For our Energy Services segment, other drilling and machinery providers. Several of our competitors have greater financial and marketing resources than we do. Due to competition, we may experience reduced margins on our services, loss of market share and loss of customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition, and results of operations could be materially adversely affected.

Other than our AI services, within our Building Solutions, Business Services, and Energy Services segments we have little to no significant proprietary technology that would preclude or inhibit competitors from entering the markets in which we engage. We cannot provide assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative, or other advantages over our services. In addition, we believe that, with continuing development of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of web-based and mobile technology may attract technology-oriented companies to the recruitment industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Due to the nature of our businesses, many of our expenses are fixed costs and if there are decreases in demand for products, it may adversely affect operating results.

Many of our expenses, particularly those relating to properties, capital equipment, and certain manufacturing overhead items, and labor costs are fixed in the short term. Within the Building Solutions and Energy Solutions segments Reduced demand for products and services causes fixed production costs to be allocated across reduced production volumes, which may adversely affect gross margins and profitability.

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

The impact of the Russian invasion of Ukraine, and the US-Iran war, on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine, and the war between the US and Iran are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries; along with the war in Iran, may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. Such risks include, but are not limited to, adverse effects on macro-economic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

Risks Related to Indebtedness

Our credit facilities may restrict our operating flexibility in the future.

All our businesses in the Building Solutions and Energy Solutions segments are supported by credited facilities. See Note 9 – Debt to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

We may enter into additional credit facilities in the future that contain various restrictions and covenants that restrict our operating flexibility including borrowings limited to eligible receivables; lenders’ ability to impose restrictions, such as payroll or other reserves; limitations on payments of dividends by our subsidiaries to us, which may restrict our ability to pay dividends to our stockholders; restrictions on our ability to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change our ownership; limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions, and repurchases of stock; and limitations on certain intercompany payments of expenses, interest, and dividends.

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

In addition, a default, amendment, or waiver in any of our debt facilities or lending arrangements or a future agreement to avoid a default may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under some of our debt facilitates have a variable rate, which may fluctuate upward. Any increase in interest expense could reduce the funds available for operations.

In addition, many of the credit facilities are guaranteed by the Company, an event of default wherein a guaranty exists could impact the financial condition or other operations, and the credit facilities of those other businesses that have no or a different lending facility.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and stockholders may lose all of their investment.

To the extent we incur indebtedness in the future, our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Certain of our historical credit facilities have been based on eligible accounts receivable or inventory and may include lender‑imposed reserves, borrowing base limitations, and restrictions on intercompany payments or dividends. Amendments, waivers, or defaults under such facilities could result in increased borrowing costs, additional restrictions on operations, or reduced liquidity, which could materially adversely affect our business and financial condition.

Any indebtedness incurred by the Company could restrict our operations and make us more vulnerable to adverse economic conditions.

Any indebtedness we incur in the future could have important consequences for us and our stockholders. Our indebtedness could: increase our vulnerability to adverse economic and competitive pressures in our industry; place us at a competitive disadvantage compared to our competitors that have less debt; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and limit our ability to borrow additional funds on terms that are acceptable to us or at all.

Other Risks Related to Our Business

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

Our ability to implement our business objectives and serve our customers depends upon our ability to attract and retain highly skilled professionals, management and advisors who possess the skills and experience necessary to operate our business, as well as personnel who meet the staffing requirements of our clients. In addition, our ability to execute our strategy requires that we retain and recruit personnel, management and advisors with experience in our businesses.

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

In virtually all of our businesses, we invoice customers after providing services and products, which creates accounts receivable. Delays or defaults in payments owed to us could have a significant adverse impact on our business, financial condition, and results of operations. Factors that could cause a delay or default include, but are not limited to, global economic conditions, business failures, and turmoil in the financial and credit markets.

In certain situations, we provide our services to clients under a contractual relationship with a third-party, rather than directly to the client. In those circumstances, the third-party is typically responsible for aggregating billing information, collecting receivables from the client, and paying suppliers or subcontractors once funds are received from the client. In the event that the client has paid the third-party for our services and products and we are unable to collect from the third-party, we may be exposed to financial losses.

Due to the nature of the work we perform, we may be subject to significant liability claims and disputes.

Our operating companies and wholly owned subsidiaries, particularly our building solutions and energy segments, engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes, as well as other claims. An unfavorable legal ruling against us or our subsidiaries could result in substantial monetary damages. Although we have adopted a range of insurance, risk management, safety, and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition.

Our ability to utilize net operating loss carryforwards may be limited.

Our ability to use our U.S. federal and state net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs, or other tax attributes. Unused U.S. federal NOLs arising in taxable years beginning before January 1, 2018, may be carried forward to the earlier of the next subsequent twenty tax years to offset future taxable income, if any. Under current federal tax law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the ability to use such U.S. federal NOLs to offset taxable income in taxable years beginning after December 31, 2017, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal tax law.

As of December 31, 2025, we had U.S. federal and state NOLs of approximately $215.4 million which may be available to offset future U.S. federal income. Our U.S. federal and state NOLs incurred in taxable years beginning prior to January 1, 2018 of approximately $183.6 million expire beginning in 2026 while U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 of approximately $31.8 million will have an indefinite carryforward period, subject to annual limitations. Our NOL carryforwards are subject to review and possible adjustment by the U.S. federal and state tax authorities.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings. See Note 5 – Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Risks Related to our Common Stock and Preferred Stock

The market price of our common and preferred stock may be volatile, and the value of your investment could decline significantly.

The market price of our common stock has been, and we expect it to continue to be, volatile. The prices at which our shares of common stock trade depend upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of new products by us or our competitors, history of timely dividend payments, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business, or prospects. It is impossible to assure you that the market price of our shares of common stock will not fall in the future.

Our common stock has a low trading volume and shares available under our equity compensation plans could affect the trading price of our common stock.

Our common stock historically has had a low trading volume. Any significant sales of our common stock may cause volatility in our stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders, or other selling stockholders, cause a large number of securities to be sold in the public market without a corresponding demand, the sales could reduce the trading price of our common stock. One or more stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have two securities and industry analysts providing research coverage. In the event that any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our securities to decline.

Payment of dividends on our Common Stock is prohibited unless we have declared and paid (or set apart for payment) full accumulated dividends on the Series A Preferred Stock, which also has a significant liquidation value.

Unless full cumulative dividends on our Preferred Stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of Common Stock or other shares of stock ranking junior to the Series A Preferred Stock (as to dividends and upon liquidation) may be declared and paid or declared and set apart for payment on our Common Stock, nor may any shares of Common Stock be redeemed, purchased or otherwise acquired for any consideration by us. To the extent dividends are not paid on our Preferred Stock, cumulative dividends accrue as part of the liquidation value of our Preferred Stock, which has a liquidation value of $10.00 per share at issuance. Dividends on our Preferred Stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of our Preferred Stock per year. Dividends on our Preferred Stock are only payable in cash. As of December 31, 2025, there were 2,370 shares of our Series A Preferred Stock outstanding, and all cumulative dividends due pursuant to its terms have been paid.

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

We have a history of annual net losses attributable to common stockholders which may continue and which may negatively impact our ability to achieve our growth initiatives.

Our total stockholders’ equity may decline from time to time. There can be no assurance that, even if our revenue increases, our future operations will result in net income attributable to common stockholders. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

Regulatory and Compliance Risks

We face risks related to our international operations.

Our Business Services segment conducts direct operations in sixteen countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2025, approximately 80% of our Business Services segment revenue was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced, or determine, to discontinue or restructure any of our international operations, we could incur material costs to close down such operations, which could adversely affect our results of operations and financial condition.

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

Our businesses are subject to various federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state, and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; safety and health; data protection and cybersecurity; the sale and pricing of some of our products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase our costs of doing business or impact our operations.

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

We are in the business of employing people and placing them in the workplaces of our businesses and other businesses. Risks relating to these activities include claims of misconduct or negligence on the part of our employees; claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients; claims related to the employment of illegal aliens or unlicensed personnel; claims for payment of workers’ compensation and other similar claims; claims for violations of wage and hour requirements; claims for entitlement to employee benefits; claims of errors and omissions of our temporary employees; claims by taxing authorities related to our independent contractors and the risk that such contractors could be considered employees for tax purposes; claims by candidates that we place for wrongful termination or denial of employment; claims related to our non-compliance with data protection laws, which require the consent of a candidate to transfer resumes and other data; claims related to the recruitment process; and claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims. These risks may not be fully covered by insurance and could result in significant costs, reputational harm, or operational disruption.

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

Our future earnings could be reduced as a result of the imposition of licensing or tax requirements or new regulations that prohibit, or restrict certain types of services we offer in the U.S. and foreign countries.

Our future earnings could be reduced if additional regulatory requirements are imposed in the countries in which we operate. The countries in which we operate may create additional regulations that prohibit or restrict the types of services that we currently provide;

•impose new or additional benefit requirements; require us to obtain additional licensing to provide building solutions, business services, energy services, or investments; impose new or additional restrictions on movements between countries;
•increase taxes, such as sales or value-added taxes, payable by our operating companies;
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

Provisions in our organizational documents and Delaware law will make it more difficult for someone to remove current management and to acquire control of us.

Our certificate of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire control of us in a transaction not approved by our Board of Directors, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions could also limit the ability of stockholders to approve transactions they may deem to be in their best interests, discourage bids at a premium over the market price of our common stock, adversely affect the market price of our common stock, and delay or prevent changes in incumbent management.

For example, our certificate of incorporation and bylaws authorize our Board of Directors to issue shares of preferred stock in one or more series without further stockholder approval, which could be used to deter or delay a takeover attempt. Our bylaws also require stockholders to provide advance notice of any stockholder nominations of directors or proposals for new business to be considered at stockholder meetings, and provide that vacancies on our Board of Directors may be filled by the remaining directors then in office, which may limit stockholders’ ability to influence the composition of the Board.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a business combination with an “interested stockholder” for a period of three years following the time that such stockholder becomes an interested stockholder, unless the transaction or the acquisition of stock that resulted in the stockholder becoming an interested stockholder is approved by the board of directors or specified stockholder approval requirements are satisfied. These provisions, individually or together, could deter or delay a potential acquisition, proxy contest, or other change in control, even if such a transaction might be beneficial to our stockholders.

The protective amendment contained in our Restated Certificate of Incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax net operating loss carryforwards, may have unintended negative effects.

Pursuant to Sections 382 and 383 of the Code, use of our NOLs may be limited by an “ownership change” as defined under Section 382 of the Code and the Treasury Regulations thereunder. In order to protect our significant NOLs, we filed an amendment to our certificate of incorporation (the “Restated Certificate of Incorporation”) (as amended and extended, the “Protective Amendment”) with the Delaware Secretary of State on May 5, 2015. The Protective Amendment was approved by our stockholders at our 2021 Annual Meeting of Stockholders held on October 21, 2021, and further extended with the approval of our stockholders at our 2024 Annual Meeting of Stockholders held on October 10, 2024, and is in effect until July 31, 2027, unless further extended or it terminates pursuant to its terms.

The Protective Amendment is designed to assist us in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee.

The Protective Amendment also requires any person attempting to become a holder of 4.99% or more of our common stock to seek the approval of our board of directors. This may have an unintended “anti-takeover” effect because our board of directors may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the Protective Amendment may have the effect of restricting a stockholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.

On October 15, 2018, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right allows its holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) for a purchase price of $3.50. Each fractional share of Series B Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of common stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation right.

The Rights Agreement imposes a significant penalty upon any person or group that acquires 4.99% or more (but less than 50%) of our then-outstanding common stock without the prior approval of our board of directors. A person or group that acquires shares of our common stock in excess of the applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has become an Acquiring Person and ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an acquiring person. On the date (if any) that the Rights become exercisable (the “Distribution Date”), each Right would allow its holder to purchase one one-hundredth of a share of Preferred Stock for a purchase price of $3.50. In addition, if a person or group becomes an Acquiring Person after the Distribution Date or already is an Acquiring Person and acquires more shares after the Distribution Date, all holders of Rights, except the Acquiring Person, may exercise their rights to purchase a number of shares of the common stock (in lieu of preferred stock) with a market value of twice the Exercise Price, upon payment of the purchase price.

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

Following the decision of the U.S. Supreme Court in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) and the current administration, companies have begun to pull back from ESG and DEI initiatives in response to a changing legal and political climate. On January 21, 2025, the U.S. President issued an executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” mandating among other things that federal contractors cease any “affirmative action” in violation of civil rights law and calling on the Attorney General to produce and deliver a report containing “recommendations for enforcing Federal civil-rights laws and taking other appropriate measures to encourage the private sector to end illegal discrimination and preferences, including DEI.” As a result of these developments, companies must re-examine their DEI programs to ensure that do not run afoul of the law and risk enforcement action from the U.S. Department of Justice. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions.

If any of our clients fail to adequately address these developments, as a provider of staffing services, we may be exposed to risks to our business and potential reputational harm to the extent that our clients face investigations and enforcement actions stemming from their DEI or ESG policies. In addition, we and our clients may incur additional compliance costs in relation to the new legal and political landscape on ESG and DEI issues, which may adversely affect our business. Stakeholders also may have very different views on where our ESG and sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal or state ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and, materially adversely affect our business, reputation, results of operations, financial condition, and stock price.

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

Data security and integrity are important to our businesses, and cybersecurity incidents, including but not limited to breaches, unauthorized access, or disclosure of confidential information, could result in a material loss of business, regulatory enforcement, substantial legal liability, and significant harm to our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data could result in significant harm to our reputation or the reputation of any of the businesses we own. We collect, store and transmit a large amount of confidential information on hundreds of millions of businesses, including financial information and personal information, as well as certain consumer information and credit information. We operate in an environment of significant risk of cybersecurity incidents, whether from unintentional events or deliberate attacks by third parties or insiders, which may exploit sophisticated methods or obscure vulnerabilities.

One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information and the confidential information about clients’ employees’ compensation, health and benefits information and other personally identifiable information. Material failures, inadequacies, or interruptions in our information technology could result in substantial costs and losses, and similar events affecting third-party vendors could disrupt the products or services they provide to us or our customers.

We rely on commercially available systems, software, tools, and monitoring, as well as other applications and internal procedures and personnel, to safeguard confidential information. While we take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, they may not prevent all breaches, system malfunctions, or unauthorized access. Security incidents, including cyberattacks, viruses, fraud schemes, and similar schemes can create significant system disruptions, shutdowns, fraudulent transfer of assets, or unauthorized disclosure of confidential information. For example, in April 2019, we became aware that we had been a victim of criminal fraud commonly referred to as “business email compromise fraud.” The incident involved the impersonation of one of our officers and improper access to his email, wherein the transfer by us of funds to a third-party account almost occurred.

Despite defensive measures, our exposure remains heightened due to the evolving nature of threats, advances in computing, new cryptographic techniques, and increasingly sophisticated methods such as phishing or social engineering. Any failure to maintain security, or similar failures by third-party vendors critical to our operations, could result in financial losses, operational interruptions, reputational harm, defaults under contracts, liability claims, or regulatory penalties, any of which could materially and adversely affect our business, financial condition, and results of operations. Failure to effectively manage system vulnerabilities or maintain and upgrade safeguards may lead to unexpected costs or increased susceptibility to unauthorized access.

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

In addition, our operating businesses may be disrupted by new emergent tools that threaten our established business practices. If our clients invest heavily in obtaining or designing and implementing their own systems for recruitment using AI and ML, they may have reduced demand for our services. It is too early to determine the extent to which AI and ML may impact our business, but it is possible that these tools may negatively impact our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We identify and address cybersecurity threats and risks related to our business using an interdisciplinary approach that includes assessments primarily by our management, IT team and legal department. To defend against, detect and respond to cybersecurity incidents, we employ a multi-layered approach that has been integrated into our overall risk management systems and processes which includes, among other things: conducting proactive privacy and cybersecurity reviews of systems and applications, auditing applicable data policies, conducting employee training, monitoring emerging laws and regulations related to data protection and information security and continuously improving controls and implementing appropriate changes. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

The cybersecurity-control principles that form the basis of our cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework. Our management performs an annual review of third-party service providers’ SOC reports to verify appropriate controls are in place. Our Business Services segment undergoes an annual audit to ensure compliance with ISO 27001 controls.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon. Despite our ongoing efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Additionally, cybersecurity risks and threats that could have a material impact on the Company are discussed further in the Item 1A Risk Factors. Those sections of Item 1A should be read in conjunction with this Item 1C.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and is an area of focus for our board of directors and management. Our board of directors, as a whole, has oversight responsibility for our strategic and operational risks, and ensures that appropriate risk mitigation strategies are implemented by management. Our audit committee assists the board of directors with this responsibility by periodically reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of our management team, which is responsible for the assessment and management of cybersecurity risks.

In addition, we have retained an external consultant to serve as our internal audit function and to support our cybersecurity risk management and governance practices. Our consultant has substantial experience in cybersecurity risk management and information technology, including security, compliance, systems and programming and reports to our audit committee and our board of directors on any appropriate items.

The Global Director of Information Technology (GDIT) is the management position with primary responsibility for the development, operation, and maintenance of our information security program for the Business Services segment. The GDIT has over 25 years of experience as a security professional, and has completed the Prince 2 risk management certification at the practitioner level. Responsibilities of this role include management of third-party vendors, ensuring data interactions with outside parties, adhering to IT security best practices, and ensuring that all devices within the Business Services segment IT infrastructure are appropriately secured and managed. Responsibilities also encompass communication to senior management and future IT strategy and security planning for all segments, which may include outsourcing of certain responsibilities.

The Company’s compliance committee and counsel are informed of all security incidents and are tasked with ensuring appropriate remediation activities are implemented. Results of audits and material security incidents are presented to the Board of Directors on a quarterly basis.

ITEM 2.    PROPERTIES

All of the Company’s offices are located in leased premises, with the exception of the properties owned by ADT. Our principal executive office and headquarters is located at 53 Forest Avenue, Suite 101, Old Greenwich, CT 06870, where we occupy space with approximately 4,000 aggregate square feet.

Our Building Solutions businesses utilizes 6 facilities, including (i) an 85,000 square foot office/manufacturing/warehouse space in South Paris, Maine, which the Company sold and immediately leased back in 2024; (ii) a 89,000 square foot manufacturing facility in Colfax, Wisconsin; (iii) a 10,800 square foot office/sales/showroom space in Oakdale, Minnesota; (iv) a 34,200 square foot production facility in Prescott, Wisconsin, which the Company sold and immediately leased back in 2024; (v) a facility containing 22,800 square feet of lumberyard/warehouse space in Hudson, Wisconsin; and (vi) a 22,300 square foot lumberyard/warehouse/showroom space in Big Lake, Minnesota. The latter property was sold and immediately leased back in July 2024. We also hold a non-operating building in Oxford, Maine with 90,000 square feet.

In our Business Services segment, the Company maintains offices in the Americas, Asia Pacific, and EMEA. In the Americas, the Company maintains 1 leased location with approximately 2,600 aggregate square feet; in Asia Pacific, the Company maintains 5 leased locations with approximately 18,900 aggregate square feet; and in EMEA, the Company maintains 1 leased location with approximately 3,600 aggregate square feet.

Within the Energy Services segment, ADT owns a 21,400 square foot property in Evanston, Wyoming, a 6,950 square foot property in Vernal, Utah, and a 5,000 square foot property in Midland, Texas.

All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements. See Note 11. Leases and Note 23. Subsequent Events for further detail on our leases.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. See Note 20, Commitments and Contingencies, within the notes to our accompanying consolidated financial statements for a summary of any legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock was listed for trading on the NASDAQ Global Select Market through September 5, 2025 under the symbol "HSON". Following the Effective Time of the Merger, on August 22, 2025, the Company issued its preferred stock under the symbol "HSONP". Effective September 5, 2025, in connection with the Company’s name change, the ticker symbol for the Company’s common stock was changed to "STRR" and the symbol for the Company’s preferred stock was changed to "STRRP". As of January 31, 2026, there were approximately 183 holders of record of the Company’s common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2025
Fourth quarter	$11.99	$9.31
Third quarter	$11.99	$8.26
Second quarter	$10.74	$8.28
First quarter	$13.65	$10.01
2024
Fourth quarter	$16.28	$11.73
Third quarter	$19.70	$14.71
Second quarter	$18.38	$14.76
First quarter	$18.52	$13.38

DIVIDENDS

In the last few years, the Company has not paid dividends, and there are no current plans to declare common stock dividends. The Company has paid preferred stock dividends, as described in Note 15. Perpetual Preferred Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2025 - October 31, 2025	—	$—	—	$2,546,662
November 1, 2025 - November 30, 2025	—	$—	—	$2,546,662
December 1, 2025 - December 31, 2025	5,964	$11.03	5,964	$2,480,801
Total	5,964	$11.03	5,964	$2,480,801

(a)     On August 8, 2023, the Company’s Board of Directors authorized a share repurchase program for up to $5 million of the Company’s outstanding common stock. The Company continues to view share repurchases as an attractive use of capital and may repurchase shares from time to time, as market conditions warrant, through open market purchases, privately negotiated transactions, block trades, or other methods, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). This authorization does not expire.

During the year ended December 31, 2025, the Company completed its $5 million share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3 million of its outstanding Common Stock. During the year ended December 31, 2025, the Company repurchased a total of 280,886 shares of its Common Stock for an aggregate cost of $2.6 million under these authorizations. Of this total, 261,052 shares were repurchased on September 25, 2025, in connection with a transaction with a certain shareholder totaling $2.4 million, and the remaining 19,834 shares were repurchased on the open market for a cost of $0.2 million. As of December 31, 2025, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 948,382 shares for a total cost of $15.5 million, completing the August 8, 2023 authorization and leaving $2.5 million available for purchase under the September 10, 2025 authorization. During the year ended December 31, 2024 the Company repurchased a total of 154,084 shares of its Common Stock for a cost of $2.5 million under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $0.7 million that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1.2 million, as well as 40,267 shares of its common stock on the open market for a cost of $0.7 million.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks, and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 18 to the Consolidated Financial Statements in Item 8 for EBITDA segment reconciliation information. Note that amounts within this Item shown in millions may not recalculate due to rounding.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Critical Accounting Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Overview

Star Equity Holdings, Inc. (“Star Equity,” “Star,” the “Company,” “we,” or “our,” formerly known as Hudson Global, Inc. (“Hudson”)) is a diversified multi-industry holding company operating through four reportable segments: Building Solutions, Business Services, Energy Services, and Investments. Our common stock and 10% Series A Cumulative Perpetual Preferred Stock are listed on the Nasdaq Global Market under the symbols “STRR” and “STRRP,” respectively.

The Building Solutions segment operates in the construction industry. The Business Services segment, which consists of HTS, delivers customized recruitment and contracting solutions to mid-to-large multinational companies, including Recruitment Process Outsourcing (“RPO”), project-based RPO, contingent workforce solutions, recruitment consulting, outsourced professional contract staffing, and MSP services. The Energy Services segment consists of ADT, which manufactures and supplies specialized drilling tools and downhole equipment used in directional drilling and other oil and gas well construction applications. The Investments segment holds and manages certain corporate-owned real estate assets and investments in a limited number of publicly traded and private companies.

Merger

On August 22, 2025, Star completed its previously announced acquisition of Star Operating Companies (formerly known as Star Equity Holdings, Inc.) pursuant to the Merger Agreement, by and among Star, SOC and Merger Sub. Upon the terms and subject to the conditions of the Merger Agreement, on August 22, 2025, at the Effective Time of the Merger, Merger Sub merged with and into SOC, with SOC continuing as the surviving corporation of the Merger under the name “Star Operating Companies, Inc." as a wholly owned subsidiary of Star. Capitalized terms used herein but not defined have the meanings set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Star common stock and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star 10% Series A Cumulative Perpetual Preferred Stock. As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC preferred stockholders received approximately 2,690,637 shares of Star Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement.

In addition, pursuant to the terms of the Merger Agreement, at the Effective Time, each award of SOC RSUs outstanding immediately prior to the Effective Time was converted into Star RSUs issued under the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended (the “Plan”), in accordance with the Merger Agreement.

Amendment to Certificate of Incorporation

On September 4, 2025, Star Equity filed an Amendment to the Company’s Charter, to affect the Name Change. The Name Change was approved by the Company’s Board on September 2, 2025, and became effective at 12:01 a.m. (Eastern Time) on September 5, 2025.

Segments

The Company’s Building Solutions segment consists of the following operating businesses: KBS; EdgeBuilder; Glenbrook; and TT. KBS, based in Maine, manufactures modular buildings, primarily serving the single-family and multi-family residential markets in New England. EBGL, based in the Minneapolis–Saint Paul area, manufactures and delivers structural wall panels and other engineered wood-based products and distributes building materials through two lumberyard locations, primarily serving professional builder customers in the Upper Midwest region. TT, located outside the Minneapolis–Saint Paul area, manufactures glulam products for a range of end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).

The Business Services segment consists of HTS and provides customized recruitment and contracting solutions to mid-to-large multinational companies. Service offerings include RPO, project-based RPO, contingent workforce solutions, recruitment consulting, outsourced professional contract staffing, and MSP services. HTS operates directly in eighteen countries across three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa. HTS delivery teams utilize standardized recruitment methodologies and project management expertise to support clients’ ongoing workforce requirements. HTS leverages its consultants and proprietary processes to identify, select, and engage talent for critical client roles. In addition, clients may receive outsourced professional contract staffing services and MSP solutions, offered on a standalone basis or as part of an integrated total talent solution. HTS-employed professionals are placed with client organizations, individually or as teams, for defined periods based on specific business requirements.

The Business Services segment provides talent and workforce solutions, including Talent Advisory, Executive Search, Talent Technology, and RPO. The Business Services segment primarily serves mid-to-large multinational organizations and operates in twenty-one countries across the Americas, Asia Pacific, and Europe, Middle East and Africa (“EMEA”).

The Business Services segment delivers customized talent solutions that support clients’ workforce planning and hiring needs. Its services include advisory and consulting services, executive and professional search, and outsourced recruiting programs.

The Business Services segment’s RPO offering utilizes a proprietary recruiting platform, HudsonFlow, incorporating agentic artificial intelligence capabilities designed to support candidate sourcing, screening, and interview coordination. These technology-enabled capabilities are combined with recruiting professionals and industry specialists who manage client engagements and candidate evaluation.

The Business Services segment delivers services through a range of engagement models, including fully outsourced recruitment programs, project-based recruiting engagements, contingent workforce solutions, and targeted search assignments for permanent hires. The Business Services segment also provides outsourced contract staffing and managed service provider solutions under which professionals employed by the Company are placed with client organizations for defined periods based on the clients’ business needs.

The Company’s Energy Services segment consists of ADT, a Wyoming and Texas based provider of drilling tools and services to the energy industry, a key sector of the economy. ADT is a full-service downhole drilling tool company that provides sales and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows the majority of costs, such as freight, repairs, and damages, to be passed directly to customers.

The Investments segment holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments segment holds and manages certain corporate-owned real estate assets and investments in a limited number of publicly traded and private companies. SOC acquired these interests in May 2023 as a result of the sale of Digirad Health. The Investments segment also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and which currently have a carrying value of zero. See Note 18, Supplementary Balance Sheet Information to the notes to our accompanying consolidated financial statements.

    This MD&A discusses the results of the Company’s business for the years ended December 31, 2025 and 2024.

Current Market Conditions

The target customers for our Building Solutions segment include professional home builders, general contractors, project owners, developers, and design firms. Despite a higher interest rate environment, we continue to experience meaningful demand for our products; however, certain projects have been delayed as customers secure and finalize financing. We have benefited from implementing both price increases and margin protection language in our contracts, and these changes have had a positive effect on our profitability. Although we have experienced slower business activity and lower revenues over the past four quarters, we believe this slowdown is temporary. Our sales pipelines continue to indicate strong potential demand for our services, but we can give no assurances as to our ability to compete for these opportunities, or the periods during which successfully negotiated projects will be completed.

In our Business Services segment, our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In 2025, the market conditions remained challenging due to persistent inflation, market uncertainty related to trade disruptions, and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into 2026.

In our Energy Services segment, demand for our products is closely tied to oil prices, as customer drilling activity and capital spending are influenced by prevailing market conditions. Higher and stable oil prices generally support increased drilling and tool utilization, while lower or volatile prices may reduce activity and negatively impact our revenues and operating results. During 2025, improved oil prices contributed to increased customer activity, and the segment delivered strong performance.

Economic conditions in many of the world’s major markets remained uncertain throughout 2025. While inflationary pressures moderated in certain regions, elevated interest rates and tighter credit conditions continued to impact market activity. These conditions contributed to wage pressures, higher operating costs, staffing challenges, fluctuating consumer confidence, and constrained access to capital markets, each of which affected our business. In connection with this environment, some customers reduced demand for our services, and certain others temporarily deferred or permanently discontinued engagements. Ongoing macroeconomic uncertainty, including the potential for renewed inflationary pressures or changes in interest rate policy, could have material adverse effects on various aspects of our business in future periods.

Economic uncertainty has also continued to contribute to volatility in global currency markets. Fluctuations in foreign exchange rates relative to the U.S. dollar during reporting periods impact the translation of our foreign operations’ results into U.S. dollars and may affect comparability of reported results.

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

Summary of Financial Performance Highlights For the Year Ended December 31, 2025

•    Revenue was $172.2 million for the year ended December 31, 2025, compared to $140.1 million for the same period in 2024, an increase of $32.1 million, or 22.9%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 23 percentage points to the revenue growth.

•    Gross profit was $79.9 million for the year ended December 31, 2025, compared to $70.2 million for the same period in 2024, an increase of $9.7 million, or 13.9%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 12 percentage points.

•    SG&A and Non-Op other income (expense) was 82.8 million for the year ended December 31, 2025, compared to $72.6 million for the same period in 2024. The acquisition of Star Operating Companies increased SG&A and Non-Op other income (expense) by $7.3 million, which contributed 10 percentage points to the increase.

•    EBITDA loss was $2.0 million for the year ended December 31, 2025, compared to EBITDA loss of $2.5 million for the same period in 2024.

•    Net loss attributable to common shareholders was $6.7 million for the year ended December 31, 2025, compared to net loss of $4.8 million for the same period in 2024.

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

The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2025	2024
Net loss attributable to common shareholders	$(6,657)	$(4,770)
Dividends on Series A perpetual preferred stock	740	—
Net loss	(5,917)	(4,770)
Adjustments to net (loss) income
Provision for income taxes	2,061	1,300
Interest income, net	(260)	(360)
Depreciation and amortization expense-within cost of revenues	866	—
Depreciation and amortization expense -within selling, general and administrative expense	1,212	1,361
Total adjustments from net (loss) income to EBITDA	3,879	2,301
EBITDA loss	$(2,038)	$(2,469)

Results of Operations

Building Solutions

Revenue - Building Solutions

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Building Solutions
Revenue	$27.6	$—	$27.6	N/A

For the year ended December 31, 2025, Building Solutions contributed $27.6 million to the Company's revenue. Performance during the year reflects a recovery from macroeconomic headwinds and severe Midwest flooding that delayed project starts in the prior year. Activity improved for much of the year, supported by backlog and steady project execution, though residential demand remained somewhat slower than expected. Toward year-end, activity softened due to weather-related site shutdowns, shipment timing delays, and certain projects shifting into Q1 2026, with December order activity also lighter due to seasonal factors.

Gross Profit - Building Solutions

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Building Solutions
Gross profit	$6.3	$—	$6.3	N/A

For the year ended December 31, 2025, Building Solutions contributed $6.3 million to the Company's gross profit. Performance during the period reflects higher activity levels and improved project mix for much of the year, which supported better overhead absorption and steady margin performance. This was aided by consistent execution on project scope, scheduling, and cost management, though residential activity remained somewhat softer and moderated margin expansion. Toward year-end, lower revenue levels reduced gross profit dollars, and margins were modestly pressured by lower production volumes, higher temporary labor and freight costs, and inefficiencies associated with early-stage production on certain projects.

SG&A and Non-Op other income (expense) - Building Solutions

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Building Solutions
SG&A and Non-Op other income (expense)	$4.1	$—	$4.1	N/A
SG&A and Non-Op other income (expense) as a percentage of revenue	15%	N/A	N/A	N/A

For the year ended December 31, 2025, Building Solutions SG&A and Non-op other income (expense) was 4.1 million or 15% of revenue. Expenses were generally in line with normal operating levels, with lower third-party commission costs contributing to a modest reduction in overall SG&A for the period.

Operating (Loss) Income and EBITDA - Building Solutions

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Building Solutions
Operating income	$2.0	$—	$2.0	N/A
EBITDA	$2.4	$—	$2.4	N/A
EBITDA as a percentage of revenue	9%	N/A	N/A	N/A

For the year ended December 31, 2025, Building Solutions generated operating income of $2.0 million and EBITDA of $2.4 million, or 9% of revenue. Stronger volumes and an improved project mix, together with disciplined execution and controlled SG&A, supported the segment’s operating performance during the period. Late in the year, EBITDA was affected by the same factors that pressured gross margins, including lower production volumes, higher temporary labor and freight costs, and early-stage production inefficiencies on certain projects.

Business Services

Revenue - Business Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Business Services
Revenue	$139.7	$140.1	$(0.4)	—%

For the year ended December 31, 2025, revenue decreased $0.4 million compared to 2024, driven by a decrease in contracting revenue of $0.8 million, partially offset by an increase in RPO revenue of $0.4 million, as discussed below.

In the Americas, revenue increased $1.5 million, or 5%, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by RPO revenue, which increased $1.1 million, or 5%, while contracting revenue increased $0.4 million, or 12%, due to higher demand from existing clients as well as new client wins. In Asia Pacific, revenue increased $0.1 million for the year-ended December 31, 2025, compared to the same period in 2024. RPO revenue increased $2.4 million, or 9%, due to stronger existing client demand, while contracting revenue decreased $2.3 million, or 4%, due to lower client demand. In EMEA, revenue decreased $2.1 million, or 8%, for the year-ended December 31, 2025, compared to the same period in 2024, driven by a decline in RPO revenue of $3.2 million, or 20%, partly offset by an increase in contracting revenue of $1.1 million, or 12%.

Gross Profit - Business Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Business Services
Gross Profit	$71.8	$70.2	$1.6	2%

For the year ended December 31, 2025, gross profit increased $1.6 million or 2%, driven by an increase in contracting gross profit of $1.0 million and an increase in RPO gross profit of $0.7 million, compared to the same period in 2024.

In the Americas, gross profit increased by $1.1 million, or 4%, for the year ended December 31, 2025, compared to the same period in 2024. The growth reflects a $0.9 million, or 4%, increase in RPO gross profit, along with a $0.2 million, or 24%, increase in contracting gross profit. In Asia Pacific, gross profit increased by $3.4 million, or 12%, for the year ended December 31, 2025, compared to the same period in 2024, driven by an increase in RPO gross profit of $2.5 million and an increase in contracting gross profit of $0.9 million, driven by higher demand from existing clients. In EMEA, gross profit declined by $2.9 million, or 19%, for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by a decrease in RPO gross profit of $2.8 million, or 18%. The decrease in gross profit was due to lower client demand.

SG&A and Non-Op other income (expense) - Business Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Business Services
SG&A and Non-Op other income (expense)	$70.4	$69.0	$1.4	2%
SG&A and Non-Op other income (expense) as a percentage of revenue	50%	50%	—	N/A

For the year ended December 31, 2025, SG&A and Non-Op other income (expense) increased $1.4 million, or 2%, compared to the same period in 2024, while SG&A and Non-Op other income (expense) as a percentage of revenue remained unchanged at 50%.

Operating Income and EBITDA - Business Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Business Services
Operating income	$1.9	$1.0	$1.0	97%
EBITDA	$1.4	$1.1	$0.3	24%
EBITDA as a percentage of revenue	1%	1%	N/A	N/A

For the year ended December 31, 2025, operating income was $1.9 million, compared to operating income of $1.0 million in 2024, and EBITDA was $1.4 million, or 1% of revenue, compared to EBITDA of $1.1 million, or 1% of revenue, in 2024.

Energy Services

Revenue - Energy Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Energy Services
Revenue	$4.9	$—	$4.9	N/A

For the year ended December 31, 2025, Energy Services contributed $4.9 million in revenue, reflecting a gradual recovery in drilling activity across key markets. While market conditions in the sector in the first half of the year was subdued due to lower rig counts, the segment continued to capture market share through competitive pricing and strong customer relationships. Activity accelerated in the third quarter, supported by growth in non-oil-and-gas demand, and focused sales efforts in high-growth areas such as the Permian Basin.

Gross Profit - Energy Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Energy Services
Gross Profit	$1.9	$—	$1.9	N/A

For the period ended December 2025, the contribution of Energy Services to the Company's Gross Profit was $1.9 million. Margins were maintained despite trough pricing driven by lower U.S. rig counts in 2025. The segment continued to gain market share through competitive pricing and strong customer relationships, helping to support gross profit during a period of softer overall pricing in the market.

SG&A and Non-Op other income (expense) - Energy Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Energy Services
SG&A and Non-Op other income (expense)	$1.4	$—	$1.4	N/A
SG&A and Non-Op other income (expense) as a percentage of revenue	29%	N/A	N/A	N/A

For the year ended December 31, 2025, Energy Services’ SG&A and non-operating other income (expense) totaled $1.4 million or 29% of revenue. Expenses were generally in line with normal operating levels, with a slight increase in sales commissions reflecting efforts to expand market share during the period.

Operating Income and EBITDA - Energy Services

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Energy Services
Operating income	$0.4	$—	$0.4	N/A
EBITDA	$1.0	$—	$1.0	N/A
EBITDA as a percentage of revenue	21%	N/A	N/A	N/A

    For the year ended December 31, 2025, Energy Services reported an operating income of $0.4 million and EBITDA of $1.0 million or 21% of revenue. Despite trough pricing in a softer rig environment, disciplined execution, competitive pricing, and targeted sales efforts supporting market-share gains helped the segment achieve positive EBITDA for the period.

Investments

Revenue-Investments

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Investments
Revenue	$0.2	$—	$0.2	N/A

For the year ended December 31, 2025, Investments contributed $0.2 million to the Company’s revenue, reflecting rental income from owned properties.

Gross Profit - Investments

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Investments
Gross profit	$0.1	$—	$0.1	N/A
For the year ended December 31, 2025, Investments contributed $0.1 million to the Company's gross profit, reflecting rental income after accounting for property depreciation.

SG&A and Non-Op other income (expense) - Investments

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Investments
SG&A and Non-Op other income (expense)	$0.2	$—	$0.2	N/A
SG&A and Non-Op other income (expense) as a percentage of revenue	108%	N/A	N/A	N/A

For the year ended December 31, 2025, Investments SG&A and Non-Op other income (expense) was $0.2 million.

Operating (Loss) Income and EBITDA - Investments

	Year Ended December 31,
$ in millions	2025	2024	Change in amount	Change in %
Investments
Operating loss	$(0.01)	$—	$(0.01)	N/A
EBITDA (loss)	$(0.01)	$—	$(0.01)	N/A
EBITDA (loss) as a percentage of revenue	(8)%	N/A	N/A	N/A

For the year ended December 31, 2025, Investments operating loss was $0.01 million, and EBITDA loss was $0.01 million, or 8% of revenue.

Additional Results of Operations

Corporate expenses

For the year ended December 31, 2025, corporate expenses were $6.9 million compared to $3.6 million in 2024, an increase of $3.3 million, or 92%. The increase was primarily due to professional fees associated with the acquisition of Star Operating Companies.

Total Depreciation and Amortization Expense

Depreciation and amortization expense, including amounts in Cost of Revenues, was $2.1 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

Interest Income, Net

Net interest income was $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Other Income (Expense), Net

Net other expense was $0.4 million for the year ended December 31, 2025, as opposed to net other expense of $0.0 million for the same period in 2024.

Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2025 was $2.1 million, on $3.9 million of pre-tax loss, compared to a provision from income taxes of $1.3 million on $3.5 million of pre-tax loss for 2024. The effective tax rate (“ETR”) for the year ended December 31, 2025 was negative 53%, compared to negative 37% for 2024. For the year ended December 31, 2025, the effective tax rates differed from the U.S. federal statutory rate of 21% primarily due to pre-tax losses for which no tax benefit can be recognized, changes in valuation allowances in the U.S., China, and certain foreign jurisdictions that reduce or eliminate the ETR on current year profits or losses, foreign tax rate differences, and non-deductible expenses. For the year ended December 31, 2024, the effective tax rates differed from the U.S. federal statutory rate of 21% primarily due to pre-tax losses for which no tax benefit can be recognized, changes in valuation allowances in the U.S., China, and certain foreign jurisdictions that reduce or eliminate the ETR on current year profits or losses, foreign tax rate differences, and non-deductible expenses The current year ETR differs significantly from the prior year ETR primarily due to the interaction of similar rate reconciliation items, including change in valuation allowance, combined with a shift in the geographic mix of earnings toward higher‑tax jurisdictions, including Australia.

Net (Loss) Income Attributable to Common Shareholders

Net loss attributable to common shareholders was $6.7 million for the year ended December 31, 2025, compared to net loss of $4.8 million for 2024, an increase in net loss of $1.9 million. Basic and diluted loss per share was $2.08 for the year ended December 31, 2025, compared to basic and diluted loss per share of $1.59 in 2024.

Liquidity and Capital Resources

As of December 31, 2025, cash and cash equivalents and restricted cash totaled $13.4 million, as compared to $17.7 million as of December 31, 2024. The following table summarizes the cash flow activities for the years ended December 31, 2025 and 2024:

	For The Year Ended December 31,
$ in millions	2025	2024
Net cash used in operating activities	$(7.3)	$(2.8)
Net cash provided by investing activities	4.6	1.1
Net cash used in financing activities	(2.0)	(3.1)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.4	(0.7)
Net decrease in cash, cash equivalents, and restricted cash	$(4.3)	$(5.5)

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $7.3 million, as compared to $2.8 million of net cash used in operating activities for the same period in 2024, resulting in an increase in net cash used in operating activities of $4.5 million. The decline in cash was principally from the Company’s lower net income in 2025, partially offset by more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities was $4.6 million, compared to $1.1 million of net cash provided by investing activities in 2024. Net cash provided by investing activities in 2025 reflects $7.0 million in cash received in connection with the SOC acquisition, while net cash used in investing activities in 2024 primarily reflects cash received from benefit payouts.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash used in financing activities was $2.0 million, compared to $3.1 million in 2024. The decrease in net cash used was primarily attributed to borrowing under credit facilities. Repurchases of shares of common stock were $2.6 million in 2025, including cash paid for tax withholdings, compared to repurchases of $2.8 million in the previous year.

Credit Facilities

See Note 9, Debt, in the accompanying notes to the consolidated financial statements for further details.

Liquidity and Capital Resources Outlook

    As of December 31, 2025, the Company had cash and cash equivalents on hand of $10.3 million, as well as our lines of credit and other debt instruments. Other than as described in Note 9 – Debt in the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of December 31, 2025. The Company’s near-term cash requirements during 2025 are primarily related to the funding of the Company’s operations.

    As of December 31, 2025, $5.2 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Singapore ($1.3 million) Philippines ($0.9 million), the U.K. ($0.9 million), Hong Kong ($0.8 million), and India ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Off-Balance Sheet Arrangements

    As of December 31, 2025, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company had $0.2 million and $0.0 million of legal reserves as of December 31, 2025 and 2024, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

Business Services

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

The Business Services segment recognizes revenue for our contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

Building Solutions and Energy Services

We recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
Revenue recognition is evaluated on a contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. From time-to-time we enter into contracts within our building solutions sector that produce assets with no alternative use and contain an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date. We had no contracts in place as of December 31, 2025 that require recognition over time.
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

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operations. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operations differs from forecasted amounts, or if we change our estimates of forecasted income from operations, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our Consolidated Financial Statements. See Note 8 to the Consolidated Financial Statements in Item 8 for further information regarding deferred tax assets and valuation allowances.

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions – a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2025, the Company’s gross liability for income taxes associated with uncertain tax positions was $0.1 million.

The Company’s unrecognized tax benefits, if recognized in the future, would affect the Company’s annual effective income tax rate. See Note 8 to the Consolidated Financial Statements in Item 8 for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

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

Recent Accounting Pronouncements

See Note 3 to our Consolidated Financial Statements in Item 8 regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

Forward-Looking Statements

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) changes in the cost and availability of commodities, materials, and equipment, (3) risks related to providing uninterrupted service to clients, (4) the ability of clients to terminate their relationship with the Company at any time, (5) risks associated with real estate ownership, (6) the Company’s ability to successfully achieve its strategic initiatives, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) risks related to potential acquisitions or dispositions of businesses by the Company, (9) our profitability and growth being tied to the success of our operating businesses, (10) risks associated with our financial investments in other businesses, (11) our ability to improve existing products and services and develop, introduce, and market new products and services successfully, (12) the loss of or material reduction in our business with any of the Company’s largest customers, (13) competition in the Company’s markets, (14) risks related to potential decreases in demand for products, (15) our ability to maintain costs at an acceptable level, (16) the negative cash flows and operating losses that may recur in the future, (17) risks related to international operations, including foreign currency fluctuations, political events, trade wars, natural disasters or health crises, including the Russia-Ukraine war, and potential conflict in the Middle East, (18) risks relating to how future credit facilities may affect or restrict our operating flexibility, (19) our ability to generate or borrow sufficient cash to make payments on our indebtedness, (20) risks related to indebtedness, (21) risks associated with the Company’s investment strategy, (22) the Company’s dependence on key management personnel, (23) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (24) the Company’s ability to collect accounts receivable, (25) the Company’s exposure to legal proceedings, investigations and disputes, and limits on related insurance coverage, (26) the Company’s ability to utilize net operating loss carryforwards, (27) the potential for goodwill impairment, (28) volatility of the Company’s stock price, (29) risks related to our historically low trading volume, (30) risks related to securities or industry analysts, (31) the Company’s ability to declare dividends, (32) risks associated with failure to pay dividends on our Series A Preferred Stock, (33) our history of annual net losses, (34) risks related to our international operations, (35) risks related to compliance with federal and state laws, regulations, and other rules, (36) our exposure to employment-related claims, legal liability, and costs from clients, employees, and regulatory authorities, (37) risks related to the imposition of licensing or tax requirements or new regulations, (38) the effect of Anti-takeover provisions in our organizational documents, (39) the effect of the protective amendment contained in our Restated Certificate of Incorporation, (40) the impact of our stockholder rights plan, or “poison pill,” on stockholder decision making, (41) risks related to our scaled disclosure requirements as a smaller reporting company, (42) risks related to evolving ESG and DEI rules and regulations, (43) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (44) the adverse impacts of cybersecurity threats and attacks, and (45) risks related to the use of new and evolving technologies. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Star Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Star Equity Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Star Operating Companies (“SOC”) Acquisition – Refer to Notes 1 and 5 to the financial statements

On August 22, 2025, the Company completed its acquisition of SOC pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”). This resulted in a business combination pursuant to ASC 805, Business Combinations. Management engaged an independent third-party valuation specialist to assist with the fair value allocation of the purchase price. In accordance with ASC 805, Business Combinations, The Company accounted for this transaction as a business combination and recorded the acquired assets of SOC at their estimated fair value. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2025.

We identified the purchase price allocation related to the SOC Acquisition as a critical audit matter because of the estimates and assumptions used to determine the fair value of identifiable assets acquired and liabilities assumed. This required an increased extent of audit effort and specialized skill, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
To address this matter, we performed various procedures, including: (i) understanding management’s process for accounting for the transaction, (ii) testing management’s process for determining opening balance sheet amounts, (iii) testing the processes used by management and the third-party experts to develop valuation models, and (iv) evaluating the significant assumptions used in these models. We considered whether these assumptions were consistent with evidence obtained in other areas of the audit and assessed their sensitivity to change.

We have served as the Company’s auditor since 2023.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 20, 2026

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenues:
Building Solutions	$27,578	$—
Business Services	139,652	140,056
Energy Services	4,929	—
Total revenues	172,159	140,056

Cost of revenues:
Building Solutions	21,303	—
Business Services	67,879	69,904
Energy Services	3,001	—
Investments	107	—
Total cost of revenues	92,290	69,904

Gross profit	79,869	70,152

Operating expenses:
Salaries and related	63,545	58,309
Office and general	14,843	10,703
Marketing and promotion	3,957	3,588
Depreciation and amortization	1,212	1,361
Total operating expenses	83,557	73,961
Operating loss	(3,688)	(3,809)
Non-operating income (expense):
Interest income, net	260	360
Other income (expense), net	(428)	(21)
Loss before income taxes	(3,856)	(3,470)
Provision for income taxes	2,061	1,300
Net loss	(5,917)	(4,770)
Dividends on Series A perpetual preferred stock	(740)	—
Net loss attributable to common shareholders	$(6,657)	$(4,770)
Loss per share:
Basic	$(1.85)	$(1.59)
Diluted	$(1.85)	$(1.59)
Loss per share, attributable to common shareholders
Basic	$(2.08)	$(1.59)
Diluted	$(2.08)	$(1.59)
Weighted-average shares outstanding:
Basic	3,198	3,000
Diluted	3,198	3,000

Dividends declared per share of Series A perpetual preferred stock	$0.275	$—

See accompanying notes to Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024
Comprehensive loss:
Net loss	$(5,917)	$(4,770)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,353	(1,427)
Total other comprehensive income (loss), net of income taxes	1,353	(1,427)
Comprehensive loss	$(4,564)	$(6,197)

See accompanying notes to Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,269	$17,011
Restricted cash, current	1,819	476
Investments in equity securities	3,767	—
Accounts receivable, less allowance for expected credit losses of $275 and $391, respectively	35,220	20,093
Inventories, net	6,988	—
Note receivable, current portion	256	—
Prepaid and other	4,168	2,560
Total current assets	62,487	40,140
Property and equipment, net of accumulated depreciation of $6,367 and $1,668, respectively	18,610	242
Operating lease right-of-use assets	11,675	1,024
Goodwill	5,944	5,703
Intangible assets, net of accumulated amortization of $4,795 and $3,897, respectively	1,688	2,491
Long term investments	953	—
Notes receivable, net of current portion	8,629	—
Deferred tax assets	1,911	2,648
Restricted cash, non-current	1,322	180
Other assets	12	155
Total assets	$113,231	$52,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,769	$1,789
Accrued salaries, commissions, and benefits	7,526	4,306
Accrued expenses and other current liabilities	6,907	4,375
Short-term debt	8,473	—
Deferred revenue	1,496	129
Operating and finance lease obligations, current	655	623
Total current liabilities	29,826	11,222
Income tax payable	99	93
Operating and finance lease obligations	11,235	441
Note payable – long term	6,056	—
Other liabilities	308	399
Total liabilities	47,524	12,155
Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000 shares authorized; 2,691 and 0 issued; 2,370 and 0 shares outstanding, respectively	3	—
Common stock, $0.001 par value, 20,000 shares authorized; 5,366 and 4,033 shares issued; 3,755 and 2,750 shares outstanding, respectively	5	4
Additional paid-in capital	530,136	494,209
Accumulated deficit	(435,934)	(430,017)
Accumulated other comprehensive loss, net of applicable tax	(1,364)	(2,717)
Treasury stock, 1,611 and 1,283 common shares; 321 and 0 preferred shares, respectively, at cost	(27,139)	(21,051)
Total stockholders’ equity	65,707	40,428
Total liabilities and stockholders’ equity	$113,231	$52,583

See accompanying notes to Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,917)	$(4,770)
Adjustments to reconcile net loss to net cash used by operating activities:
Total depreciation and amortization	2,078	1,361
Provision for expected credit losses	103	24
Provision for deferred income taxes	942	532
Stock-based compensation	1,497	1,280
Non-cash interest income	(305)	—
Unrealized net losses on equity securities and lumber derivatives	176	—
Gross profit from sale of lost-in-hole equipment	(396)	—
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	(2,588)	(1,275)
Inventories	2,113	—
Prepaid and other assets	(175)	(531)
Deferred revenue	(2,248)	36
Accounts payable, accrued expenses, and other liabilities	(2,535)	556
Net cash (used in) provided by operating activities	(7,255)	(2,787)
Cash flows from investing activities:
Capital expenditures	(1,703)	(18)
Proceeds from corporate benefit policy	—	1,076
Cash acquired in connection with the acquisition of Star Operating Companies	6,967	—
Net cash paid in acquisition of Alpha Consulting Group	(132)	—
Proceeds from sale of lost-in-hole equipment	482	—
Proceeds from sale of property and equipment	119	—
Purchases of equity securities	(1,540)	—
Proceeds from sales of equity securities	228	—
Repayment of note receivable	149	—
Net cash (used in) provided by investing activities	4,570	1,058
Cash flows from financing activities:
Proceeds from borrowings	11,426	—
Repayment of debt	(10,940)	—
Net borrowings under invoice finance credit facility	1,385	—
Preferred stock dividends paid	(740)	—
Purchase of treasury stock (including payment of tax withholdings)	(2,638)	(2,775)
Cash paid for net settlement of employee restricted stock units	(451)	(327)
Net cash used in financing activities	(1,958)	(3,102)
Effect of exchange rates on cash, cash equivalents, and restricted cash	386	(672)
Net decrease in cash, cash equivalents, and restricted cash	(4,257)	(5,503)
Cash, cash equivalents, and restricted cash, beginning of the period	17,667	23,170
Cash, cash equivalents, and restricted cash, end of the period	$13,410	$17,667
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$383	$—
Cash received during the period for interest	$299	$360
Net cash payments during the period for income taxes	$1,895	$455
Cash paid for amounts included in operating lease liabilities	$1,144	$809
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,112	$416

See accompanying notes to Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares	Value	Shares	Value				Shares	Value
Balance at December 31, 2023	—	$—	3,896	$4	$493,036	$(425,247)	$(1,290)	(1,089)	$(17,949)	$48,554
Net loss	—	—	—	—	—	(4,770)	—	—	—	(4,770)
Other comprehensive loss, translation adjustments	—	—	—	—	—	—	(1,427)	—	—	(1,427)
Purchase of treasury stock	—	—	—	—	—	—	—	(173)	(2,775)	(2,775)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(21)	(327)	(327)
Stock-based compensation and vesting of restricted stock units	—	—	137	—	1,173	—	—	—	—	1,173
Balance at December 31, 2024	—	$—	4,033	$4	$494,209	$(430,017)	$(2,717)	(1,283)	$(21,051)	$40,428
Net loss	—	—	—	—	—	(5,917)	—	—	—	(5,917)
Dividends to holders of preferred stock	—	—	—	—	(740)	—	—	—	—	(740)
Preferred stock issued in connection with acquisition of Star Operating Companies	2,691	3	—	—	25,477	—	—	—	—	25,480
Common stock issued in connection with acquisition of Star Operating Companies	—	—	744	1	6,694	—	—	—	—	6,695
Issuance of common shares in exchange for preferred treasury shares	—	—	288	—	2,999	—	—	—	(2,999)	—
Other comprehensive income (loss), translation adjustments	—	—	—	—	—	—	1,353	—	—	1,353
Purchase of treasury stock	—	—	—	—	—	—	—	(281)	(2,638)	(2,638)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(47)	(451)	(451)
Stock-based compensation and vesting of restricted stock units	—	—	301	—	1,497	—	—	—	—	1,497
Balance at December 31, 2025	2,691	$3	5,366	$5	$530,136	$(435,934)	$(1,364)	(1,611)	$(27,139)	$65,707

See accompanying notes to Consolidated Financial Statements.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Star Equity Holdings, Inc. (“Star Equity,” “Star,” the “Company,” “we,” or “our,” formerly known as Hudson Global, Inc. (“Hudson”)) is a diversified multi-industry holding company operating through four reportable segments: Building Solutions, Business Services, Energy Services, and Investments. Our common stock and 10% Series A Cumulative Perpetual Preferred Stock are listed on the Nasdaq Global Market under the symbols “STRR” and “STRRP,” respectively.

The Building Solutions segment operates in the construction industry. The Business Services segment, which consists of Hudson Talent Solutions, LLC (“HTS”), delivers customized recruitment and contracting solutions to mid-to-large multinational companies, including Recruitment Process Outsourcing (“RPO”), project-based RPO, contingent workforce solutions, recruitment consulting, outsourced professional contract staffing, and managed service provider (“MSP”) services. The Energy Services segment consists of Alliance Drilling Tools, Inc. (“ADT”), which manufactures and supplies specialized drilling tools and downhole equipment used in directional drilling and other oil and gas well construction applications. The Investments segment holds and manages certain corporate-owned real estate assets and investments in a limited number of publicly traded and private companies.

MERGER

On August 22, 2025, Star completed its previously announced acquisition of Star Operating Companies, Inc. ("SOC" or "Star Operating Companies", formerly known as Star Equity Holdings, Inc.) pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”), by and among Star, SOC and HSON Merger Sub, Inc., a wholly owned subsidiary of Star (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, on August 22, 2025, at the effective time (the “Effective Time”) of the closing of the transaction pursuant to the Merger Agreement (the “Merger”), Merger Sub merged with and into SOC, with SOC continuing as the surviving corporation of the Merger under the name “Star Operating Companies, Inc." as a wholly owned subsidiary of Star. Capitalized terms used herein but not defined have the meanings set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Star common stock (the "exchange ratio") and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star 10% Series A Cumulative Perpetual preferred stock (“Preferred Stock”). As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC preferred stock stockholders received approximately 2,690,637 shares of Star Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement.

In addition, pursuant to the terms of the Merger Agreement, at the Effective Time, each award of SOC restricted stock units (“RSUs”) outstanding immediately prior to the Effective Time was converted into Star RSUs issued under the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended (the “Plan”), in accordance with the Merger Agreement.

The accompanying consolidated financial statements include the financial results of SOC beginning on August 22, 2025 and reflect the post-merger results of the Building Solutions, Energy Services, and Investments segments for the period from August 22, 2025 through December 31, 2025. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
SEGMENTS

The Company’s Building Solutions segment consists of the following operating businesses: KBS Builders, Inc. (“KBS”); EdgeBuilder, Inc. (“EdgeBuilder”); Glenbrook Building Supply, Inc. (“Glenbrook”); and Timber Technologies Solutions, Inc. (“TT”). EdgeBuilder and Glenbrook are managed together and are referred to collectively as “EBGL.” KBS, based in Maine, manufactures modular buildings, primarily serving the single-family and multi-family residential markets in New England. EBGL, based in the Minneapolis–Saint Paul area, manufactures and delivers structural wall panels and other engineered wood-based products and distributes building materials through two lumberyard locations, primarily serving professional builder customers in the Upper Midwest region. TT, located outside the Minneapolis–Saint Paul area, manufactures glue-laminated timber (“glulam”) products for a range of end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).

The Business Services segment consists of HTS and provides customized recruitment and contracting solutions to mid-to-large multinational companies. Service offerings include Recruitment Process Outsourcing (“RPO”), project-based RPO, contingent workforce solutions, recruitment consulting, outsourced professional contract staffing, and managed service provider (“MSP”) services. HTS operates directly in eighteen countries across three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa. HTS delivery teams utilize standardized recruitment methodologies and project management expertise to support clients’ ongoing workforce requirements. HTS leverages its consultants and proprietary processes to identify, select, and engage talent for critical client roles. In addition, clients may receive outsourced professional contract staffing services and MSP solutions, offered on a standalone basis or as part of an integrated total talent solution. HTS-employed professionals are placed with client organizations, individually or as teams, for defined periods based on specific business requirements.

The Company’s Energy Services segment consists of ADT, a Wyoming and Texas based provider of drilling tools and services to the energy industry, a key sector of the economy. ADT is a full-service downhole drilling tool company that provides sales and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows the majority of costs, such as freight, repairs, and damages, to be passed directly to customers.

The Investments segment holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments segment manages investments in a small number of public and private companies. SOC acquired these interests in May 2023 as a result of the sale of Digirad Health. The Investments segment also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and which currently have a carrying value of zero.

See Note 17 to the Consolidated Financial Statements for further details regarding the Company’s reportable segments: Building Solutions, Business Services, Energy Services and Investments.

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

Index
STAR EQUITY HOLDINGS , INC.
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

Concentration and Credit Risk

The Company serves a diverse client base across multiple industries through its operating segments, including construction, energy, and global talent solutions, with customers that include mid-to-large multinational corporations, commercial contractors, energy companies, and government agencies. For the years ended December 31, 2025 and 2024, approximately 73% and 85% of revenue, respectively, was generated by its top 25 clients. In 2025, one client accounted for 23% of revenue, while in 2024 three clients accounted for an aggregate of 46% of revenue. As of December 31, 2025 and 2024, one client represented approximately 14% and 24% of accounts receivable, respectively. Our business is dependent upon the continuation of these business relationships as well as new client development. As part of our client retention and renewal strategy, we continue to develop and foster long-term relationships, and have been successful in retaining and negotiating multi-year (three to five year) contracts with most of our key partners.

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

Business Services Revenue Recognition

Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints at period end are not material and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. Bonuses of $1.1 million were approved and paid to our contract employees on behalf of our clients for the year ended December 31, 2025. No bonuses were approved and paid to our contract employees on behalf of our clients for year ended December 31, 2024.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
We record accounts receivable when our right to consideration becomes unconditional. The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. We do not have any material contract assets or liabilities as of and for the years ended December 31, 2025 and 2024.

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

Building Solutions Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that we expect to receive in exchange for those goods or services. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

The majority of our contracts have a single performance obligation, including certain instances which we provide a series of distinct goods or services that are substantially the same and are transferred with the same pattern to the customer. For

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.

Revenue recognition is evaluated on a contract by contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time when the company creates an asset with no alternative use and we have an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.

Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be variable consideration when estimating the amount of revenue to be recognized.

Within the Building Solutions segment, we service residential and commercial construction projects by manufacturing modular housing units and other products, supplying general contractors with building materials and providing glulam products to distributors and end users. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. TT manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion.

Energy Services Revenue Recognition

ADT is principally engaged in the business of renting drilling tools. We also sell new drilling tools, drilling parts, supplies, and used rental tools. In addition, ADT offers repair services to support its customers. Tools purchased for sale are recorded as inventory. Tools intended for rental are recorded as part of fixed assets. Equipment rental revenue is recognized on a straight-line basis over the length of the rental contract. New tools, parts, and supplies sales are recognized as revenue upon transfer of control, which generally occurs when products are picked up by or delivered to the customer. Repair services revenues are recognized in the period the services are provided. Upon the sale of other rental tools from fixed assets, we recognize a gain or loss on the sale in other income (expense), net.

ADT’s equipment rental agreements generally contain provisions whereby should the rented tools or components provided to a customer be deemed to be irretrievably lost during drilling operations, commonly referred to as “lost-in-hole,” ADT has the right to receive reimbursement for such losses. Amounts billed to customers are at an agreed upon price relative to the specific piece of equipment, the revenue of which is recognized at the time the loss of the equipment is confirmed. The gross profit recognized from lost-in-hold transactions is normally calculated as the difference between the amounts billed to the customer and the net book value of the lost equipment. This gross profit is presented as a separate line item in the statement of cash flows under operating activities, and the cash received in connection with these activities is presented as an offset to cash purchases of property and equipment in the investing section of the statement of cash flows, to the extent it does not exceed the cash used for the purchases of the replacement equipment.

Unsatisfied performance obligations. As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. See Note 4 for information on disaggregated revenue.

Index
STAR EQUITY HOLDINGS , INC.
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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2025 and 2024, the Company only granted restricted stock units and restricted shares of common stock.

Employee Benefit Programs

The Company in the U.S. sponsors a defined contribution plan covering substantially all of its full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling approximately $264 and $216 for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances annual income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after January 1, 2025, and has been adopted on a prospective basis, with earlier periods not revised. The guidance does not change the recognition or measurement of income taxes under ASC 740; rather, it results in expanded disclosures in the notes to the consolidated financial statements, including additional disaggregation of the rate reconciliation, income taxes paid by jurisdiction, and certain information about income (loss) from continuing operations and related income tax expense by jurisdiction.

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

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 8 to the Consolidated Financial Statements for further information regarding deferred tax assets and our valuation allowance.

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

Index
STAR EQUITY HOLDINGS , INC.
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

The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value in the Consolidated Balance Sheets with the changes in fair value recognized in cost of revenue in the Consolidated Statements of Operations.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents.

Restricted Cash

Restricted cash primarily represents amounts required to be held on deposit for a travel and entertainment program in the U.K., a bank guarantee for licensing in Switzerland, and deposits held for office space. Restricted cash also includes cash for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements.

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

Accounts Receivable

The Company's accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $6,960 and $5,925 as of December 31, 2025 and 2024, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

Allowance for Expected Credit Losses

The allowance for expected credit losses is estimated based on the CECL model and takes into account information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. It represents the aggregate amount of credit risk arising from the inability of specific clients to pay our fees or from disputes that may affect our ability to fully collect billed accounts receivable. In determining the collectability of specific customer accounts, we evaluate a number of factors, including customer creditworthiness, past transaction history, changes in financial stability, payment terms and practices, and the effect of market conditions on each customer. Other factors considered include, but are not limited to, current economic conditions and forward-looking estimates. Actual results may differ from our estimates. If the financial condition of our clients deteriorates, resulting in their inability or unwillingness to pay our fees, we may be required to record additional provisions for expected credit losses in future periods. Credit risk may be mitigated to the extent that we receive retainers from certain clients prior to performing services.

Changes in the allowance for expected credit losses are recorded in office and general expenses in the Consolidated Statements of Operations and were not material for the year ended December 31, 2025. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance to reflect our current estimate. Billed accounts receivable are written off when the potential for recovery is considered remote.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based on an initial evaluation of the customer’s credit quality and are adjusted based on ongoing credit assessments, including payment history and changes in credit quality. The allowance for expected credit losses is determined based on an assessment of past collection experience, as well as consideration of current and future economic conditions and changes in customer collection trends.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Long-Term Investments

As a part of the sale of Digirad Health, Star Operating Companies received common equity in Insignia TTG Parent LLC (“Catalyst Parent”), the parent entity of Catalyst formerly known as TTG Imaging Solutions, LLC. In accounting for this investment, we have elected the measurement alternative under ASC 321 “Accounting for Investments in Equity Securities”. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. Each reporting period, we perform a qualitative and quantitative assessment considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators include, but are not limited to, significant deterioration in earnings performance, significant adverse changes in the regulatory or economic environment and working capital deficiencies. If an investment is determined to be impaired, we include an impairment loss as a component of other income (expense) equal to the difference between the fair value of the investment and its carrying amount. During the period from August 22, 2025 through December 31, 2025 we recognized no impairment loss on this investment.

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

Debt Issuance Costs

We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2025 we have no unamortized debt issuance costs.

Shipping and Handling Fees and Costs

We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $1,469 for the year ended December 31, 2025. There were no shipping and handling fees or costs recorded for the year ended December 31, 2024.

Warranties

Within our Building Solutions segment, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of 25 years. TT provides a limited warranty on glulam products for a period of 50 years. Estimated warranty costs are accrued in the period that the related revenue is recognized. See Note 18, Supplementary Balance Sheet Information, for further information.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reported as Marketing and promotion in the Consolidated Income Statements. Total advertising and marketing costs were $3,957 and $3,588 for the years ended December 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	5 - 20
Furniture, machinery, and equipment	3 - 13
Capitalized software costs	3 - 10
Computer equipment	3 - 5
Leasehold improvements	2 - 5

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
STAR EQUITY HOLDINGS , INC.
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

Intangible Assets

Intangible assets consist of customer relationships, trade names, non-competition agreements and developed technology. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset’s carrying value over its fair value is recorded in accordance with ASC 360-10-35. There were no impairment triggers during the year ended December 31, 2025.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Years
Non-compete agreements	2 - 3
Developed Technology	3
Customer lists	2 - 6
Trade name	2 - 10

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

The Company has the option to perform a qualitative assessment for reporting units to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. Alternatively, the Company has the option to bypass the qualitative assessment for any reporting unit in any period

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
and proceed directly to performing the quantitative goodwill impairment test. There were no impairment charges recorded in either fiscal year 2025 or 2024.

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
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 3 – ACCOUNTING PRONOUNCEMENTS

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

Adoption of New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on both an interim and annual basis. Subsequently, in January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance is effective for the Company for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. It may be applied on a retrospective or prospective basis, with early adoption permitted. The Company evaluated the update to determine the impact on the Company’s disclosures, and the amendments will be applied on a prospective basis.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve segment reporting requirements, primarily through enhanced disclosures on significant segment expenses. Other disclosures that the ASU requires public entities to provide include the title and position of the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for the year ended December 31, 2024, and has disclosed significant expenses reviewed by the CODM for each reportable segment, with no additional significant expenses identified beyond those presented. See Note 17, “Segment and Geographic Data” to the Consolidated Financial Statements.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4 – REVENUE RECOGNITION

Building Solutions Revenue Recognition

Within the Building Solutions segment, we service residential and commercial construction projects by manufacturing modular housing units and other products, supplying general contractors with building materials and providing glue-laminated timber products (“glulam”) to distributors and end users. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems, and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. TT manufactures glulam for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion. There are no contracts as of December 31, 2025 that are subject to over time recognition.

Business Services Revenue Recognition

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. $1.1 million in bonuses were approved and paid to our contract employees in year ended December 31, 2025. No bonuses were approved and paid to our contract employees on behalf of our clients for year ended December 31, 2024.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the year ended December 31, 2025 and 2024.

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
STAR EQUITY HOLDINGS , INC.
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

Energy Services Revenue Recognition

ADT is principally engaged in the business of renting drilling tools. We also sell new drilling tools, drilling parts, supplies, and used rental tools. In addition, ADT offers repair services to support its customers. Tools purchased for sale are recorded as inventory. Tools intended for rental are recorded as part of fixed assets. Equipment rental revenue is recognized on a straight-line basis over the length of the rental contract. New tools, parts, and supplies sales are recognized as revenue upon transfer of control, which generally occurs when products are picked up by or delivered to the customer. Repair services revenues are recognized in the period the services are provided. Upon the sale of other rental tools from fixed assets, we recognize a gain or loss on the sale in other income (expense), net.

ADT’s equipment rental agreements generally contain provisions whereby should the rented tools or components provided to a customer be deemed to be irretrievably lost during drilling operations, commonly referred to as “lost-in-hole,” ADT has the right to receive reimbursement for such losses. Amounts billed to customers are at an agreed upon price relative to the specific piece of equipment, the revenue of which is recognized at the time the loss of the equipment is confirmed. The gross profit recognized from lost-in-hold transactions is normally calculated as the difference between the amounts billed to the customer and the net book value of the lost equipment. This gross profit is presented as a separate line item in the statement of cash flows under operating activities, and the cash received in connection with these activities is presented as an offset to cash purchases of property and equipment in the investing section of the statement of cash flows, to the extent it does not exceed the cash used for the purchases of the replacement equipment. Revenue recognized for the period ended December 31, 2025, totaled $418. No significant lost-in-hole reimbursements were outstanding or contingent as of the end of the year.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year. There are no liabilities associated with billings in excess of costs at December 31, 2025.

Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for these costs when the amortization period is one year or less. These costs primarily consist of internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the associated revenue is recognized. As of December 31, 2025, there were no contract costs recognized.

Deferred Revenue. Deferred revenue represents customer deposits and advanced payments for contracts that are subject to point-in-time recognition, or payments received prior to transferring control of services to customers. We have determined our contracts do not include a significant financing component.

Changes in deferred revenue for the year ended December 31, 2025 are as follows:

Balance at December 31, 2024	$129
Revenue recognized that was included in balance at beginning of the year	(129)
Deferred revenue, net, assumed from the acquisition of Star Operating Companies	3,609
Deferred revenue, net, related to contracts entered into during the year	(2,113)
Balance at December 31, 2025	$1,496

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Disaggregation of Revenue

    The following tables present our revenue disaggregated by major source for the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31, 2025
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$68,379	$—	$68,379
Revenue from Contracting Customers	—	71,273	—	71,273
Revenue from Other Contracts with Customers	27,578	—	4,929	32,507
Total Revenues	$27,578	$139,652	$4,929	$172,159

Timing of Revenue Recognition
Services and goods transferred over time	$—	$99,386	$3,447	$102,833
Services and goods transferred at a point in time	27,578	40,266	1,482	69,326
Total Revenues	$27,578	$139,652	$4,929	$172,159

Year ended December 31, 2024
Business Services
Major Goods/Service Lines
Revenue from RPO Customers	$67,993
Revenue from Contracting Customers	72,063
Total Revenues	$140,056

Timing of Revenue Recognition
Services and goods transferred over time	$103,098
Services and goods transferred at a point in time	36,958
Total Revenues	$140,056

NOTE 5 – ACQUISITIONS

Star Operating Companies

On August 22, 2025, the Company completed its previously announced acquisition of SOC pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”). This resulted in a business combination pursuant to ASC 805, Business Combinations.

The terms of the Merger Agreement determined consideration for the purchase as follows: at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Company common stock and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star 10% Series A Cumulative Perpetual preferred stock (“Preferred Stock”). As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC preferred stockholders received approximately 2,690,637 shares of Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement. The total consideration paid for SOC, which represents the fair value of the common and preferred stock, totaled approximately $32,174. Prior to the completion of the Merger Agreement, the Company determined that the Merger Agreement was in the best interests of the Company and for each of the Star and the SOC stockholders.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
In accordance with ASC 805, Business Combinations, we accounted for this transaction as a business combination and recorded the acquired assets of SOC at their estimated fair value. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2025. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, inventory, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. The fair values of assets acquired and liabilities assumed were determined using valuation techniques consistent with ASC 820, Fair Value Measurement. These fair value measurements are considered nonrecurring and were determined as of the acquisition date. As noted in Note 2, Description of Business, SOC is reported as part of our Building Solutions, Energy Services, and Investments segments. The Company incurred transaction costs related to the SOC Acquisition of $1,600 that were expensed as part of “Office and general”.

During the measurement period, the Company recorded adjustments to the preliminary purchase price allocation related to additional information obtained about facts and circumstances that existed as of the acquisition date. These adjustments resulted in an increase to Accrued expenses and other current liabilities of $896 and a decrease to Inventory and Accounts receivable, net of $457 and $352, respectively. In addition, Notes receivable, net of current portion increased by $1,705 to reflect updated information obtained during the measurement period regarding the terms and estimated fair value of the contingent consideration associated with the Catalyst acquisition.

The increase in Accrued expenses and other current liabilities primarily reflects the recognition of pre‑acquisition obligations consisting of $180 for litigation expenses, $375 of sales tax liabilities, $65 of professional fees, and $428 of current liabilities related to inventory management system implementation and benefit cost, partially offset by a $152 state tax refund. The decrease in Accounts receivable, net relates to the write‑off of a receivable that was determined not to be collectible as of the acquisition date.

In connection with the terms of the acquisition of ADT by Star Operating Companies, Inc. on March 3, 2025, the Company agreed to pay $1.0 million in cash to the former owners of ADT on or before the one-year anniversary of the acquisition date.

Related Party Considerations

As disclosed in the Registration Statement on Form S-4, which was declared effective by the SEC on July 22, 2025, and the Joint Proxy Statement/Prospectus filed with the SEC on July 23, 2025 (the "Joint Proxy Statement/Prospectus"), Jeffrey Eberwein, Hudson's Chief Executive Officer and the holder of approximately 10% of Hudson's common stock at the time of the Merger, was also a director and substantial stockholder of Star Operating Companies. The number of shares of common stock issued in connection with the Merger represented in excess of 5% of the shares of Hudson common stock outstanding immediately prior to the Merger, and stockholders of Star Operating Companies immediately prior to the Merger held approximately 21% of the outstanding shares of Hudson common stock following the consummation of the Merger. Mr. Eberwein continues to serve as Chief Executive Officer and remains a significant stockholder of the Company, holding approximately 27% of outstanding shares of Star Equity Holdings, Inc. as of December 31, 2025.

The following table sets forth the purchase price allocation of SOC to the estimated fair value of assets acquired as of the acquisition date:

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Fair Value
Assets Acquired:
Cash and cash equivalents	$4,641
Restricted cash, current	597
Investments in equity securities	2,561
Accounts receivable	11,463
Inventories, net	9,101
Note receivable, current portion	269
Prepaid and other	1,246
Property and equipment, net	17,959
Operating lease right-of-use assets	8,608
Long term investments	953
Notes receivable, net of current portion	8,473
Restricted cash, non-current	1,729
Assets Acquired	$67,600
Liabilities Assumed:
Current payables	$3,203
Accrued salaries, commissions and benefits	2,165
Accrued expenses and other current liabilities	5,162
Short-term debt	6,042
Deferred revenue	3,609
Operating lease liabilities, current portion	228
Long-term debt, net of current portion	6,630
Operating lease liabilities, net of current portion	8,387
Liabilities assumed	$35,426

Fair value of consideration transferred	$32,174

    The revenue and net income of SOC from August 22, 2025 through December 31, 2025 totaled $32,507 and $613, respectively.
Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisitions of SOC as if the transactions had occurred on January 1, 2024.

	Year ended December 31,
Pro-forma	2025	2024
Revenue	$222,967	$193,415
Gross Profit	$93,995	$81,207
Net loss attributable to common shareholders	$(6,589)	$(17,248)
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

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company’s Consolidated Statements of Operations for the year ended December 31, 2025, included revenue of $254 and net loss of $136 from ACG.

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

NOTE 6 – STOCK-BASED COMPENSATION

Equity Compensation Plans

The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 and further amended on September 14, 2020, May 17, 2022 and August 22, 2025 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) will establish such conditions as it deems appropriate for the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards may also be subject to immediate vesting upon the occurrence of certain events including death, disability, retirement or a change in control of the Company. When we make grants of restricted stock or restricted stock units to our executive officers, including the named executive officers, we enter into Restricted Stock Agreements and Restricted Stock Unit Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our Company. For awards of restricted stock granted beginning on November 6, 2015, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. For awards of restricted stock units granted beginning on March 10, 2016, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the restricted stock units will fully vest and the restrictions imposed upon the restricted stock units will be immediately deemed to have lapsed. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.

The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants, or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On August 31, 2025, the Company’s stockholders at the 2025 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 400,000 shares and to permit the issuance of 175,000 shares of the Company’s preferred stock. As of

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
December 31, 2025, there were 337,245 shares of the Company’s common stock and 170,320 shares of the Company's preferred stock available for future issuance under the ISAP.

All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.

During the year 2025, the Company granted 48,688 restricted stock units subject to performance vesting conditions for the year ended December 31, 2025. In addition, the Company granted 8,918 time-vested restricted stock units to a certain employee that were not subject to performance conditions. The RSUs vest on the first anniversary of the grant date, with each RSU representing the right to receive one share of common stock upon settlement. Additionally, 66,171 time-vested restricted stock units were granted to the Global Chief Executive Officer at Hudson Talent Solutions. During 2024, the Company granted 47,647 restricted stock units subject to performance vesting conditions and granted 12,540 of discretionary time-vested restricted stock units to certain employees that were not subject to performance conditions. Additionally, 70,373 time-vested restricted stock units were granted to the Global Chief Executive Officer at Hudson RPO in 2024. In connection with the merger on August 22, 2025, the Company converted the unvested restricted stock unit awards previously granted under SOC’s equity incentive plans at the exchange ratio of 0.23 shares to 1. As of the merger date, these assumed awards consisted of 22,717 performance-based restricted stock units and 6,046 time-based restricted stock units. The assumed awards continue to be subject to their original vesting terms and conditions, and are recognized as part of the Company’s ongoing stock-based compensation expense.

A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the year ended December 31, 2025 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	13,296
Performance and service conditions - Type 2 (1) (2)	35,392
Service conditions only - Type 1 and Type 3 (2) (3)	75,089
Total shares of stock award granted	123,777

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
(3)To the extent restricted stock units are earned, such restricted stock units will vest on the basis of service as follows:
(a)100% for Type 3 of the restricted stock units will vest on the first anniversary of the grant date.

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock, and prior to the acquisition of SOC were payable in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. Restricted stock units granted to directors vest over one year. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the years ended December 31, 2025 and 2024, the Company granted 54,241 and 20,284 restricted stock units to its non-employee directors pursuant to the Director Plan, respectively.

As of December 31, 2025, 12,169 restricted stock units are deferred under the Company’s ISAP.

For the years ended December 31, 2025 and 2024, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2025	2024
Restricted stock units	$1,497	$1,173
Restricted stock units-cash settled liabilities	—	107
Total	$1,497	$1,280

As of December 31, 2025 and 2024, the Company’s unrecognized compensation expense and the weighted average periods over which the compensation expense is expected to be recognized relating to the unvested portion of the Company’s restricted stock unit awards, were as follows:

	As of December 31,
	2025		2024
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted stock units	$1,182	0.9	$1,445	0.9

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	55,591	$17.58	128,474	$14.96	184,065	$15.75
Granted	48,688	$13.15	129,330	$9.74	178,018	$10.67
SOC Grants assumed	22,717	$15.17	6,046	$14.07	28,763	$14.94
Vested	(16,419)	$24.05	(63,101)	$13.90	(79,520)	$16.00
Forfeited	(48,311)	$14.87	(3,264)	$20.97	(51,575)	$15.26
Unvested restricted stock units at December 31	62,266	$13.64	197,485	$11.75	259,751	$12.20
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Year Ended December 31, 2024
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	95,264	$23.49	80,422	$16.50	175,686	$20.29
Granted	47,647	$14.51	103,197	$15.03	150,844	$14.87
Vested	(58,479)	$22.40	(54,465)	$17.21	(112,944)	$19.90
Forfeited	(28,841)	$22.27	(680)	$27.16	(29,521)	$22.38
Unvested restricted stock units at December 31	55,591	$17.58	128,474	$14.96	184,065	$15.75
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
(a)     The number of shares earned above target are based on the performance targets established by the Compensation Committee at the initial grant date.
The total fair value of restricted stock units vested during the years ended December 31, 2025 and 2024 were as follows:

	For The Year Ended December 31,
	2025	2024
Fair value of restricted stock units vested	$1,112	$1,693

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 7 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of net income before provision for income taxes is as follows:

	Year ended December 31,
	2025	2024
Domestic	$(3,725)	$(31,531)
Foreign	(131)	28,061
(Loss) income before provision for income taxes	$(3,856)	$(3,470)

The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2025	2024
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	31	(15)
Foreign	1,088	783
Total current provision for (benefit from) income taxes	1,119	768
Deferred tax provision (benefit):
U.S. Federal	—	—
State and local	—	—
Foreign	942	532
Total deferred provision (benefit) from income taxes	942	532
Total provision for income taxes	$2,061	$1,300

Year ended December 31,
2025
Income taxes paid:
U.S. Federal	$95
State and local	163
Foreign
Australia	1,233
U.K.	233
India	134
Other	37
Total Foreign	1,637
Total income taxes paid	$1,895

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Tax Rate Reconciliation

The effective tax rate (“ETR”) for the year ended December 31, 2025 was negative 53.4%, compared to negative 37.5% for 2024. For the year ended December 31, 2025, the effective tax rates differed from the U.S. federal statutory rate of 21% primarily due to pre-tax losses for which no tax benefit can be recognized, changes in valuation allowances in the U.S. and certain foreign jurisdictions that reduce or eliminate the ETR on current year profits or losses, foreign tax rate differences, and non-deductible expenses. For the year ended December 31, 2024, the effective tax rates differed from the U.S. federal statutory rate of 21% primarily due to pre-tax losses for which no tax benefit can be recognized, changes in valuation allowances in the U.S., China, and certain foreign jurisdictions that reduce or eliminate the ETR on current year profits or losses, foreign tax rate differences, and non-deductible expenses. The current year ETR differs significantly from the prior year ETR primarily due to the interaction of similar rate reconciliation items, including change in valuation allowance, combined with a shift in the geographic mix of earnings toward higher‑tax jurisdictions, including Australia.

The following is a reconciliation of the effective tax rate for the year ended December 31, 2025 to the U.S. federal statutory rate of 21%:

	Year ended December 31, 2025
	Amount	Percent
US federal statutory income tax rate	$(810)	21.0%
Domestic federal
Nontaxable and nondeductible items
Nondeductible employee compensation	151	(3.9)%
Nondeductible professional fees	471	(12.2)%
Nondeductible share based compensation	376	(9.7)%
Other	149	(3.9)%
Changes in valuation allowance	(9,188)	238.2%
Operating losses expired	8,833	(229.0)%
Domestic state and local income taxes, net of federal effect[1]	32	(0.8)%
Foreign tax effects
United Arab Emirates
Changes in valuation allowance	329	(8.5)%
Australia
Statutory income tax rate differential	385	(10.0)%
Noncreditable withholding tax	41	(1.1)%
United Kingdom
Deferred investment impairment true‑up and NOL carryback	1,111	(28.8)%
Other	13	(0.3)%
Other foreign jurisdictions	162	(4.2)%
Worldwide changes in unrecognized tax benefits	6	(0.2)%
Provision for income taxes	$2,061	(53.4)%
1.State and local income taxes in Pennsylvania and Texas comprise the majority of the domestic state and local income taxes, net of federal effect category

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following is a reconciliation of the effective tax rate for the year ended December 31, 2024 to the U.S. federal statutory rate of 21%:

Year ended December 31,
2024
Provision at federal statutory rates	$(729)
State income taxes, net of federal benefit	1,133
Change in valuation allowance	6,817
Taxes related to foreign income	(1,506)
Non-deductible expenses	(4,943)
Uncertain tax positions	6
Prior period adjustments	395
Permanent differences and other	127
Provision for income taxes	$1,300

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been reported as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
Deferred tax assets (liabilities):
Allowance for expected credit losses	$89	$108
Property and equipment	(7,383)	(170)
Goodwill and intangibles	4,863	714
Accrued compensation	1,417	1,786
Accrued liabilities and other	4,607	29
Loss carryforwards	65,855	73,672
Deferred tax assets before valuation allowance	69,448	76,139
Valuation allowance	(67,537)	(73,491)
Deferred tax assets, net of valuation allowance	$1,911	$2,648

As a result of the enactment of the Tax Act, the Company has provided tax on GILTI, and therefore, future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by net operating losses (“NOLs”). The Company has not provided any withholding tax with respect to unremitted foreign earnings at December 31, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBB Act did not have a material impact on our annual effective tax rate in 2025 and we do not expect it to have a material impact in 2026.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

At December 31, 2025, the Company had losses for U.S. federal and state tax purposes of approximately $239,961 consisting of U.S. federal and state NOLs incurred through December 31, 2025 of $215,405 and U.S. federal and state capital losses of $24,556 as a result of the HEBV liquidation. U.S. federal NOLs incurred through December 31, 2017 expire at various dates through 2037 with $22,867 scheduled to expire during 2025. U.S. federal and State NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year. U.S. federal and state capital losses incurred in 2024 will expire after five years during 2029.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company’s utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code (“IRC”), which may limit our ability to utilize all the existing NOLs before the expiration dates.

Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $224,124 of the Company’s federal and state NOLs generated through December 2006 and recognized built-in losses during the five-year period after December 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $22,131 of the $224,124 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations.

In addition, based upon an IRC Section 382 study prepared by Star Operating Companies Inc (SOC), a Section 382 ownership change occurred due to the merger which will result in $82,338 of SOC’s federal and State NOLs generated through August 2025 and recognized built-in losses during the five-year period after August 2025 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $68,350 of the $82,338 that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations.

Accordingly, the U.S. federal and state NOLs of $239,961, as indicated above, excluded the $90,481 of tax losses expected to expire prior to utilization due to IRC Section 382 cumulative annual limitations and the deferred tax asset for loss carryforwards of $61,759 also excluded $23,428 of related tax benefits.

As of December 31, 2025, certain international subsidiaries had NOLs for local tax purposes of $19,588. With the exception of $14,504 of NOLs with an indefinite carry forward period as of December 31, 2025, these losses will expire at various dates through 2026 to 2045, with $4 scheduled to expire during 2026. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2025, $63,090 of the valuation allowance relates to the deferred tax asset was comprised of NOLs for U.S. capital losses of $5,984, U.S. federal and state NOLs of $55,775, and foreign NOLs of $1,331, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $4,447 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	2025	2024
Balance, beginning of year	$60	$60
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Expiration of applicable statutes of limitations	—	—
Balance, end of year	$60	$60
The total amount of state and local and foreign unrecognized tax benefits that, if recognized, would affect the effective tax rate was $60 as of both December 31, 2025 and December 31, 2024, exclusive of interest and penalties.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2025 and December 31, 2024, the Company had $39 and $33, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
years when the NOLs are used or expire. As of December 31, 2025, the Company’s open tax years which remain subject to examination by the relevant tax authorities, are between 2015 and 2025, depending on the jurisdiction.

Year
The Company believes that its unrecognized tax benefits as of December 31, 2025 are appropriately recorded for all years subject to examination above.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $6,960 and $5,925 as of December 31, 2025 and 2024, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

The Company generally establishes customer credit limits and estimates the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer’s credit quality, and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. Consistent with our adoption of ASU 2016-13, effective January 1, 2023 (refer to Note 2 – Summary of Significant Accounting Policies), the allowance for expected credit losses is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.

The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	As of December 31,
Accounts Receivable:	2025	2024
Billed receivables	$28,535	$14,559
Unbilled receivables	6,960	5,925
Accounts Receivable, Gross	$35,495	$20,484
Allowance for expected credit losses	(275)	(391)
Accounts Receivable, Net	$35,220	$20,093

The following table summarizes the total provision for expected credit losses and write-offs:

	For The Year Ended December 31,
	2025	2024
Beginning balance	$391	$378
Provision for expected credit losses	103	24
Write-offs and other	(317)	(11)
Allowance for expected credit losses, assumed from the acquisition of Star Operating Companies	98	—
Ending Balance	$275	$391

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 9 – DEBT
A summary of debt outstanding as of December 31, 2025 is as follows:

	December 31, 2025
	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier EBGL	$3,969	7.25%
Revolving Credit Facility - Austin ADT	1,205	9.25%
Revolving Credit Facility - NAB	1,385	7.36%
Total Short-term Revolving Credit Facilities	6,559	7.64%

Austin - ADT Term Loan	160	9.25%
Term Loan Secured by Mortgage	354	7.50%
Bridgewater - TT Term Loan	1,400	7.85%
Total Short-term Debt	8,473	7.70%

Austin - ADT Term Loan, net of current portion	359	9.25%
Term Loan Secured by Mortgage, net of current portion	2,320	7.50%
Bridgewater - TT Term Loan, net of current portion	3,377	7.85%
Long Term Debt, net of current portion	6,056	7.80%

Total Debt	$14,529	7.74%

Austin Loan Agreement

On March 3, 2025, ADT entered into a Loan and Security Agreement (the “Austin Loan Agreement”) with Austin Financial Services, Inc. (“Austin” or "AFS") providing ADT with a working capital line of credit of up to $3,000 and a term loan originally proposed of up to $800, subject to the conditions and procedures set forth in the Austin Loan Agreement. Availability under the Austin Loan Agreement is based on a formula tied to ADT’s eligible accounts receivable, inventory, and equipment, and borrowings bear interest at the prime rate plus 1.75%, with interest payable monthly and the outstanding principal balance payable March 3, 2028 (the “Maturity Date”). Based on AFS’s appraisal of ADT’s machinery and equipment, AFS reduced the term loan commitment to $638. The Austin Loan Agreement also provides for certain fees payable to Austin during its term. The term loan payment is approximately $13 per month. The loan is secured by substantially all of the assets of ADT and is subject to certain covenants. Under the terms of the AFS loan agreement, ADT is required to provide various financial and collateral reports to the lender on a regular basis. These reports include weekly availability and cash activity summaries, monthly accounts receivable and accounts payable aging, inventory reports, balance sheets, and income statements, as well as annual financial statements reviewed by an independent CPA, if requested. ADT must also provide any additional financial or operational information upon the lender’s request.

There are no specific financial covenants related to ratios, thresholds, or performance metrics under the AFS facility. However, failure to timely submit the required financial reports constitutes an event of default under the loan agreement.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Premier Facility

On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6,000 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory, and equipment. Borrowings under the Premier Loan Agreement bear interest at the Wall Street Journal Prime rate plus 0.50% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 05, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 05, 2026. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts receivable, and other intangibles. As of December 31, 2025, availability under the Premier Loan Agreement was approximately $1,813. Premier holds $600 of the Company's restricted cash associated with the Premier Facility.

Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers annually maintain (a) a debt service coverage ratio for any calendar year of greater than 1.25; (b) a debt-to-equity ratio at the end of each calendar year less than 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of greater than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2025 the EBGL Borrowers were in compliance with all Premier Loan Agreement covenants except the debt-to-equity covenant, which was impacted by the August 22, 2025 Merger Agreement.

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

A financial covenant associated with KeyBank Loan Agreement requires that KBS maintains a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.00 measured quarterly (the "FCCR Covenant"). As of December 31, 2025, KBS was in compliance with the FCCR covenant. The balance outstanding under the line was $0 as of December 31, 2025.

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
STAR EQUITY HOLDINGS , INC.
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

In connection with the Bridgewater Loan agreement, an amount of $1,000 was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and SOC shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that SOC maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive measurement dates, Bridgewater shall release a portion of the deposit. As of December 31, 2025 Bridgewater released $500. The remaining $500 deposit is recorded in Restricted cash-non current in the Consolidated Balance Sheets.

Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period. TT was in compliance with its covenants as of December 31, 2025.

Invoice Finance Credit Facility

    On April 8, 2019, the Business Services segment’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2025, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $32 and $17 for the years ended December 31, 2025 and 2024, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2025.

    Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Consolidated Statements of Cash Flows.

On May 25, 2022, Hudson Global Resources (Singapore) Pte. Ltd. (“Singapore Borrower”), which the Company acquired on October 31, 2023, and the Hong Kong and Shanghai Banking Corporation Limited (“HSBC”), entered into an invoice finance credit facility agreement (the “HSBC Facility Agreement”). The HSBC Facility Agreement allows the Singapore Borrower to borrow funds up to a maximum of 1 million Singapore dollars, based on a percentage of eligible trade receivables. All receivables have a term of no more than 60 days, and any risk of loss is borne by the Singapore Borrower. The interest rate is calculated as the bank’s external cost of capital, plus a margin of 3.5% per annum. The Company ended the HSBC Facility Agreement in May 2024. As a result, no interest expense or fees were incurred during the year ended

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
December 31, 2025. Interest expense and fees incurred on the HSBC Facility Agreement were $6 for the year ended December 31, 2024.

NOTE 10– GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the years ended December 31, 2025 and 2024, the changes in carrying amount of goodwill were as follows:

	Carrying Value
	2025	2024
Goodwill, January 1	$5,703	$5,749
Acquisition	242	—
Currency translation	(1)	(46)
Goodwill, December 31	$5,944	$5,703

On October 1, 2025, the Company applied ASC 350, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying values. To estimate the fair value of these reporting units, the Company used both an income approach and a market approach. The income approach required management to make significant estimates and judgments regarding future cash flows that were based on a number of factors including actual operating results, forecasted revenue and expenses, discount rate assumptions, and long-term growth rate assumptions. The market approach required the use of multiples based on financial metrics for both acquisitions and peer group companies. The Company did not recognize any impairment of goodwill related to these acquisitions. At the conclusion of its assessment, the Company determined the fair value of the reporting units exceeded their carrying values. As such, the Company determined that no impairment of goodwill had taken place as of December 31, 2025.

Intangible Assets

For the years ended December 31, 2025 and 2024, the Company’s intangible assets consisted of the following components:

2025	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.7	$147	$(133)	$14
Trade name	5.4	1,662	(933)	729
Customer lists	1.8	4,017	(3,072)	945
Developed technology	—	657	(657)	—
		$6,483	$(4,795)	$1,688

2024	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.9	$145	$(116)	$29
Trade name	6.1	1,634	(731)	903
Customer lists	2.6	3,952	(2,399)	1,553
Developed technology	1.0	657	(651)	6
		$6,388	$(3,897)	$2,491

Amortization expense for the years ended December 31, 2025 and 2024 was $901 and $1,126, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
intangible assets was recognized during the years ended December 31, 2025 or 2024.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2025, and for each of the next fiscal years are as follows:

2026	$680
2027	575
2028	131
2029	110
2030	110
Thereafter	82
$1,688

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2025 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2025 Ending Balance
Non-compete agreements	$29	$2	$(18)	$1	$14
Trade name	903	27	(203)	2	729
Customer lists	1,553	66	(674)	—	945
Developed technology	6	—	(6)	—	—
	$2,491	$95	$(901)	$3	$1,688

	January 1, 2024 Beginning Balance	Acquisition	Amortization	Translation and Other	December 31, 2024 Ending Balance
Non-compete agreements	$49	$—	$(18)	$(2)	$29
Trade name	1,123	—	(216)	(4)	903
Customer lists	2,267	—	(709)	(5)	1,553
Developed technology	189	—	(183)	—	6
	$3,628	$—	$(1,126)	$(11)	$2,491

NOTE 11 – LEASES

Lessee

We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years. Some of the leases include options to extend the leases and some include options to terminate the lease within 1 year. Operating leases and finance leases are included separately in the Consolidated Balance Sheets.

The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,531	$1,303

Finance lease cost:
Amortization of finance lease assets	$19	$—
Total finance lease cost	$19	$—

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,144	$809
Financing cash flows from finance leases	$8	N/A

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,112	$416

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)
Operating leases	13.8	2.5
Finance leases	0.9	N/A

Weighted average discount rate
Operating leases	12.80%	8.50%
Finance leases	5.76%	N/A

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$2,041	$16
2027	2,058	2
2028	1,797	—
2029	1,799	—
2030 and thereafter	20,296	—
Total future minimum lease payments	27,991	18
Less amounts representing interest	(16,118)	(1)
Present value of lease obligations	$11,873	$17

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

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of December 31, 2025:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,767	$—	$—	$3,767
Total	$3,767	$—	$—	$3,767

The table below presents a reconciliation for Level 3 liabilities for the period ended December 31, 2025. The Level 3 liabilities consist of an earnout liability associated with SOC's acquisition of Big Lake Lumber (“BLL”) in 2023. The change in the Level 3 liability during the period was primarily due to payments made on accruals. These changes are included in "Purchases, issuances, and settlements (net)" in the Level 3 rollforward below.

2025
Acquisition value at August 22, 2025	$201
Net reductions (payments)	(201)
Balance as at December 31, 2025	$—

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

No other assets or liabilities were measured at fair value on a nonrecurring basis during the period

Equity Securities

The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2025, and is recorded in “Investments in equity securities” in the Consolidated Balance Sheet.

Gains and losses from investments in equity securities are recorded in other income (expense) in the Consolidated Statements of Operations and included the following for the period ended December 31, 2025.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Year Ended December 31,
2025
Unrealized loss on equity securities	$(390)
Unrealized gain on equity securities	241
Realized gain on equity securities	11
Total loss on equity securities	$(138)

Lumber Derivative Contracts

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the Consolidated Balance Sheets. As of December 31, 2025, we did not have any lumber derivatives contracts open.

Gains and losses from lumber derivative contracts are recorded in the cost of revenues in the Consolidated Statements of Operations and included the following for the period ended December 31, 2025:

Year Ended December 31,
2025
Realized loss on lumber derivatives	$(68)
Total loss on lumber derivatives	$(68)

NOTE 13 – NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations were as follows:

		For The Year Ended December 31,
		2025		2024
Loss per share attributable to common shareholders (“EPS”):
Basic		$(2.08)		$(1.59)
Diluted		$(2.08)		$(1.59)
EPS numerator - basic and diluted:
Net loss attributable to common shareholders		$(6,657)		$(4,770)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic		3,198		3,000
Common stock equivalents: stock options and restricted stock units	(a)	—	(a)	—
Weighted average number of common stock outstanding - diluted		3,198		3,000
(a)    The diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 7 to the Consolidated Financial Statements for further details on unvested restricted stock units) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

Index
STAR EQUITY HOLDINGS , INC.
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

During the year ended December 31, 2025, the Company completed its $5,000 share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3,000 of its outstanding common stock. During the year ended December 31, 2025, the Company repurchased a total of 280,886 shares of its common stock for an aggregate cost of $2,638 under these authorizations. Of this total, 261,052 shares were repurchased on September 25, 2025, in connection with a transaction with a certain shareholder totaling $2,441, and the remaining 19,834 shares were repurchased on the open market for a cost of $197. As of December 31, 2025, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 948,382 shares for a total cost of $15,520, completing the August 8, 2023 authorization and leaving $2,481 available for purchase under the September 10, 2025 authorization. During the year ended December 31, 2024 the Company repurchased a total of 154,084 shares of its common stock for a cost of $2,495 under this authorization. Of these shares, 44,250 shares were repurchased on January 29, 2024 in connection with a transaction with a certain shareholder totaling $655 that excludes tax withholdings. The Company also repurchased 69,567 shares during the second quarter in connection with transactions with certain shareholders totaling $1,181, as well as 40,267 shares of its common stock on the open market for a cost of $659.

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

Warrants

As a result of the Merger, outstanding warrants of SOC were converted to rights to receive common shares of the Company, in accordance with Section 3(d) of the Form of 2022 SOC Warrant Certificate. As of December 31, 2025, there were 10.9 million warrants outstanding, none of which are prefunded, which represents 0.5 million shares of common stock equivalents, at an exercise price of $32.61. For every 1 warrant, 0.046 of a common share shall be issued. These warrants will expire in January 2027.

As of December 31, 2025, there were 10,925,000 warrants outstanding, which represents 502,550 shares of common stock equivalents.

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 15 – PERPETUAL PREFERRED STOCK

Upon the Effective Time of the Merger, pursuant to the terms of the Merger Agreement, we issued 2,690,637 shares of our Series A Preferred Stock. Holders of shares of our Series A Preferred Stock are entitled to receive, when, as, and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10% per annum of the liquidation preference of $10 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for 6 or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank would be entitled to vote separately as a class for the election of 2 additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. The Series A Preferred Stock is not subject to redemption by the Company.

On August 22, 2025, we announced that our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.025 per share for an aggregate amount of approximately $67. The record date for this dividend was September 1, 2025, and the payment date was September 10, 2025. On November 14, 2025, we announced that our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share for an aggregate amount of approximately $673. The record date for this dividend was December 1, 2025, and the payment date was December 10, 2025. As of December 31, 2025, we are current on our preferred dividend payments.

On February 13, 2026, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share, which represents a subsequent event occurring after the balance sheet date and is not reflected as a liability as of December 31, 2025. The record date for this dividend is March 1, 2026, and the payment date is March 10, 2026.

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

Index
STAR EQUITY HOLDINGS , INC.
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

Index
STAR EQUITY HOLDINGS , INC.
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

Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the acquisition of SOC on August 21, 2025, our businesses are organized into the following four reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources:

1.Building Solutions
2.Business Services
3.Energy Services
4.Investments

Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on gross profit and operating income (loss). The Company also evaluates the performance of its reportable segments using a Non-GAAP EBITDA metric, which is defined as earnings before interest, income taxes, depreciation, and amortization. In addition, certain corporate-related costs are not allocated to the segments. Our operating costs included in our shared service functions primarily consist of senior executive officers, finance, human resources, legal, and information technology. Star Equity shared service corporate costs have been separated from the reportable segments. Prior period amounts have been reclassified to conform to current year presentation.

Segment information for the year ended December 31, 2025 and 2024, respectively, is as follows:

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment Eliminations	Total
For the Year Ended December 31, 2025
Revenues	$27,578	$139,652	$4,929	$212	$(212)	$172,159
Cost of revenues	21,303	67,879	3,001	107	—	92,290
Gross profit (a)	6,275	71,773	1,928	105	(212)	79,869
Salaries and related	(2,494)	(57,995)	(879)	—	(2,177)	(63,545)
Office and general	(1,592)	(6,917)	(579)	(119)	(5,636)	(14,843)
Marketing and promotion	(26)	(3,905)	(13)	—	(13)	(3,957)
Operating expenses depreciation and amortization	(135)	(1,028)	(27)	—	(22)	(1,212)
Operating income (loss)	$2,028	$1,928	$430	$(14)	$(8,060)	$(3,688)

EBITDA (loss), unaudited (b)	$2,439	$1,385	$1,016	$(16)	$(6,862)	$(2,038)
Total depreciation and amortization	(361)	(1,028)	(560)	(107)	(22)	(2,078)
Interest income (expense), net	(212)	(510)	(99)	283	798	260
Provision for income tax	—	(1,999)	—	—	(62)	(2,061)
Net income (loss)	$1,866	$(2,152)	$357	$160	$(6,148)	$(5,917)

As of December 31, 2025
Accounts receivable, net	$8,671	$22,398	$4,045	$—	$106	$35,220
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,320	$7,934	$7,235	$6,586	$167	$26,242
Total assets	$34,105	$43,418	$12,526	$21,689	$1,493	$113,231

	Business Services	Corporate and Intersegment Eliminations	Total
For the Year Ended December 31, 2024
Revenues	$140,056	$—	$140,056
Cost of revenues	69,904	—	69,904
Gross profit (a)	70,152	—	70,152
Salaries and related	(56,943)	(1,366)	(58,309)
Office and general	(7,295)	(3,408)	(10,703)
Marketing and promotion	(3,584)	(4)	(3,588)
Operating expenses depreciation and amortization	(1,350)	(11)	(1,361)
Operating income (loss)	$980	$(4,789)	$(3,809)

EBITDA (loss) (b)	$1,119	$(3,588)	$(2,469)
Total depreciation and amortization	(1,350)	(11)	(1,361)
Interest income (expense), net	(520)	880	360
Provision for incomes taxes	(1,242)	(58)	(1,300)
Net loss	$(1,993)	$(2,777)	$(4,770)

As of December 31, 2024
Accounts receivable, net	$20,093	$—	$20,093
Long-lived assets, net of accumulated depreciation and amortization (c)	$8,410	$26	$8,436
Total assets	$45,273	$7,310	$52,583

Index
STAR EQUITY HOLDINGS , INC.
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

Geographic Data Reporting

A summary of revenues for the year ended December 31, 2025 and 2024 and net assets by geographic area as of December 31, 2025 and 2024, were as follows:

	Australia	United States	United Kingdom	Other	Total
For the Year Ended December 31, 2025
Revenue (a)	$68,839	$60,504	$21,100	$21,716	$172,159
For the Year Ended December 31, 2024
Revenue (a)	$70,674	$26,577	$22,900	$19,905	$140,056
As of December 31, 2025
Long-lived assets, net of accumulated depreciation and amortization (b)	$32	$24,160	$35	$2,015	$26,242
Net assets	$3,855	$47,524	$1,475	$12,853	$65,707
As of December 31, 2024
Long-lived assets, net of accumulated depreciation and amortization (b)	$20	$6,667	$16	$1,733	$8,436
Net assets	$7,788	$17,066	$3,076	$12,498	$40,428
(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 18 – SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories

The components of inventories are as follows:

December 31, 2025
Raw materials	$4,122
Work-in-process	536
Finished goods	2,330
Total inventories, net	$6,988

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
ADT's inventory, amounting to $1,129 as of December 31, 2025, consists of component equipment, parts and supplies which are classified as raw materials using the weighted average cost method.

Property and Equipment

Property and equipment consists of the following:

December 31, 2025
Land	$1,134
Buildings and leasehold improvements	9,070
Transportation	2,023
Machinery and equipment	12,750
Gross property and equipment	24,977
Accumulated depreciation	(6,367)
Total property and equipment, net	$18,610

Depreciation expense for the year ended December 31, 2025 was $1,177 and $232 for the year ended December 31, 2024.

As of December 31, 2025, we held non-operating land and a building in Oxford, Maine for investment and potential future use which had a carrying value of $1,781 and was included within property and equipment on the Consolidated Balance Sheets.

Included in machinery and equipment in the above table is rental equipment with a net book value of approximately $4,909 as of December 31, 2025, related to our Energy Services segment.

Warranty Reserves

Within our Building Solutions segment, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EdgeBuilder provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. TT provides a fifty-year limited warranty to the original buyer of its products, qualified by the original buyer’s obligation to ensure that the products are properly handled, stored, and installed. Historical losses related to the Timber Technologies warranty have been insignificant and therefore no reserve has been established. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. Within our Energy Services segment, we do not provide warranties on our products.

Notes Receivable

Notes receivable consists of the following principal and interest balances as of December 31, 2025:

December 31, 2025
Principal and interest
Catalyst Note	$8,257
MDOS Note	596
KBS Customer Note	32
Total note receivable	8,885
Less current portion	256
Note receivable, net of current portion	$8,629

As a part of the sale of Digirad Health in May 2023, SOC entered into a $7,000 promissory note (the “Catalyst Note”) which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The full balance is scheduled to be paid at the maturity date. The Interest Rate is defined as (i) during the period from the date of issuance of the note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Senior Loan Agreement (as defined in the Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period. The Catalyst Note was adjusted to its fair value as part of the Company's acquisition of SOC.

In 2021, SOC completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $596 at December 31, 2025, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at December 31, 2025 for $223 and $373, respectively. The MDOS Note requires quarterly installments of $74 and incurs interest at a fixed rate of 5% through maturity in 2028.

In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at December 31, 2025.

The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model.

Long Term Investments

Below are the components of our Long Term Investments as of December 31, 2025:

	Method of Accounting	December 31, 2025
Investment in Catalyst	Cost Method	$953
Total		$953

Investment in Catalyst

As a part of the sale of Digirad Health, SOC received common equity of Catalyst Parent, which is held in our Investments segment at a fair value of $953 at December 31, 2025. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.

Investment in Enservco

On August 9, 2024, SOC entered into an investment in Enservco pursuant to a Share Exchange Agreement in which SOC agreed to issue to Enservco 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock representing $2,600 of value in exchange for 9,023,035 Enservco Common Shares, representing 19.9% of the equity interests of Enservco, and 3.5 million Enservco Preferred Shares and certain options included in the Share Exchange Agreement. We also issued a $1,000 note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC. The investment in Enservco had a value of zero at December 31, 2025.

Accrued Expenses and Other Liabilities

As of December 31, 2025 and 2024, the Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Sales, use, payroll taxes and income taxes	$2,927	$2,596
Fees for professional services	1,931	882
Other accruals	2,049	897
Total accrued expenses and other current liabilities	$6,907	$4,375

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 19 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
    A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$10,269	$17,011
Restricted cash, current	1,819	476
Restricted cash, non-current	1,322	180
Total cash, cash equivalents, and restricted cash	$13,410	$17,667

    Restricted cash primarily includes lease and collateral deposits, as well as bank guarantees for licensing.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation and Complaints

The Company is subject, from time to time, to various claims, lawsuits, contract disputes, and other proceedings arising in the ordinary course of business. These matters may include claims by clients, candidates, suppliers, landlords, current or former employees, and governmental or tax authorities, and may relate to regulatory compliance, employment practices (including wage and hour matters), customer or commercial disputes, product or professional liability, licensure issues, warranty matters, or intellectual property.

The Company monitors all such matters and records reserves for legal, regulatory, and other contingent liabilities when a loss is considered probable and the amount can be reasonably estimated. The Company had $0.2 million and $0.0 million of legal reserves as of December 31, 2025 and 2024, respectively.

Litigation and administrative proceedings are inherently uncertain, and the ultimate outcome or potential range of loss may be difficult to predict. These uncertainties may involve, among other factors, the interpretation of laws and facts by courts, the outcome of negotiations or appeals, and the performance of contractual indemnification or insurance obligations. While responding to such matters may be costly and disruptive, management currently believes that the resolution of pending or threatened proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity. However, actual outcomes could differ from current estimates due to known and unknown risks and uncertainties.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following:

	December 31,
	2025	2024
Foreign currency translation adjustments	$(1,364)	$(2,717)
Accumulated other comprehensive loss	$(1,364)	$(2,717)

Index
STAR EQUITY HOLDINGS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 22 – VALUATION RESERVES

The following table summarizes the activity in our valuation accounts during the fiscal years ended December 31, 2025 and 2024.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	and Other	of Period
Year Ended December 31, 2025
Allowance for Expected Credit Losses	$391	$103	$(219)	$275
Deferred tax assets-valuation allowance	$73,491	$463	$(6,417)	$67,537

Year Ended December 31, 2024
Allowance for Expected Credit Losses	$378	$24	$(11)	$391
Deferred tax assets-valuation allowance	$183,453	$456	$(110,418)	$73,491

NOTE 23 – SUBSEQUENT EVENTS

On February 27, 2026, the Company completed a sale-leaseback transaction for its facility located at 101–107 Pasture Drive, Evanston, Wyoming (the “ADT Wyoming Property”). The property was sold to Custom Capital Strategies, Inc. (“Custom Capital”) for net cash proceeds of approximately $1.6 million after closing costs, withholding taxes, and security deposits. Following the closing, Custom Capital assigned its rights to acquire the property to its affiliate, Pasture Drive Holdings, LLC (the “ADT Wyoming Buyer”).

In connection with the transaction, ADT, the Company’s wholly owned subsidiary, entered into a single-tenant triple-net lease with the ADT Wyoming Buyer for the ADT Wyoming Property with an initial term of 20 years, with options to extend for up to four additional five-year periods. The lease provides for an initial monthly base rent of $12, with ADT responsible for property taxes, insurance, utilities, and other operating costs.

As of December 31, 2025, the ADT Wyoming Property had a carrying value of approximately $1.5 million. The Company expects to recognize a gain on the sale of approximately $0.1 million during the first quarter of 2026, which will be recorded in the consolidated statement of operations in that period. Additional information regarding this transaction is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025. Such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ADT, which was acquired as part of the merger with Star Operating Companies (“SOC”) on August 22, 2025. ADT’s operations are currently being integrated into the Company’s internal control framework, and management expects to include ADT in its assessment of internal control over financial reporting in a future period. Management’s assessment did not include ADT, which represented approximately 11% of total assets and 3% of revenues as of and for the year ended December 31, 2025.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s rules for non-accelerated filers that permit the Company to provide only management’s assessment report for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

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

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

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
(2.1)
Agreement and Plan of Merger, dated as of May 21, 2025, by and among Hudson Global, Inc., HSON Merger Sub, Inc. and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 21, 2025).

(3.1)	Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).
(3.2)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-38704)).

(3.3)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 10, 2019 (File No. 001-38704)).

(3.4)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as Amended, of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 4, 2025 (File No. 001-38704)).

(3.5)
Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 2, 2005 (File No. 0-50129)).

(3.6)
Certificate of Designation of Series B Junior Participating Preferred Stock of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 15, 2018 (File No. 0-50129)).

(3.7)
Certificate of Designations, Rights, and Preferences of 10.0% Series A Cumulative Perpetual Preferred Stock of Hudson Global, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated July 3, 2025 (File No. 333-288531)).

(3.8)	Amended and Restated By-laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).
(3.9)	Amendment to the Amended and Restated Bylaws of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2025).
(4.1)**	Description of Registered Securities.
(4.2)
Rights Agreement, dated as of October 15, 2018, by and between Hudson Global, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 15, 2018 (File No. 0-50129)).

(4.3)
First Amendment to Rights Agreement, dated as of September 28, 2021, by and between Hudson Global, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on September 29, 2021).

(4.4)
Second Amendment to Rights Agreement, dated as of June 18, 2024, by and between Hudson Global, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on June 21, 2024).

(10.1)*	Management Incentive Plan of Hudson Talent Solutions, LLC, dated as of November 13, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the SEC on November 14, 2025).
(10.2)*
Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2022 (File No. 001-38704)).

(10.3)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (New Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2015 (File No. 0-50129)).

(10.4)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement (Executive Officers and Global Leadership Team) for awards made on or after November 6, 2015. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated March 3, 2016 (File No. 0-50129)).

(10.5)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated April 28, 2016 (File No. 0-50129)).

(10.6)*
Summary of Hudson Global, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated March 3, 2016 (File No. 0-50129)).

(10.7)*
Hudson Global, Inc. Amended and Restated Director Deferred Share Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(10.8)	Purchase and Sale Agreement of ADT Texas, dated as of December 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2025).
(10.9)	Purchase and Sale Agreement of ADT Utah, dated as of December 16, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 17, 2025).
(10.10)
Purchase and Sale Agreement of ADT Wyoming, dated as of December 16, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 17, 2025 (File No. 001-38704)).

(10.11)
Amended and Restated Executive Employment Agreement, dated as of December 8, 2025, between Star Equity Holdings, Inc. and Jeffrey E. Eberwein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 9, 2025).

(10.12)
Securities Exchange Agreement, dated as of December 8, 2025, between Star Equity Holdings, Inc. and Jeffrey E. Eberwein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 9, 2025).

(10.13)
Amended and Restated Executive Employment Agreement, dated as of December 31, 2025, between Star Equity Holdings, Inc. and Richard K. Coleman, Jr. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 5, 2026).

(10.14)
Amended and Restated Executive Employment Agreement, dated as of November 13, 2025, between Hudson Talent Solutions, LLC and Jacob Zabkowicz (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on November 14, 2025).

(10.15)
Extension and Modification Agreement, dated January 31, 2020, by and among EdgeBuilder, Inc., Glenbrook Building Supply, Inc. and Premier Bank (incorporated by reference to Exhibit 10.3 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on February 6, 2020).

(10.16)	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on January 25, 2022).
(10.17)
Warrant Agent Agreement, dated January 10, 2022, between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on January 25, 2022).

(10.18)
Revolving Credit Loan Agreement and Promissory Note by and between Glenbrook Building Supply, Inc. EdgeBuilder, Inc., and Premier Bank (incorporated by reference to Exhibit 10.1 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on August 22, 2023).

(10.19)
Share Exchange Agreement, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.1 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on August 12, 2024).

(10.20)
Note Purchase Agreement, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.2 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on August 12, 2024).

(10.21)
Promissory Note, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.3 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on August 12, 2024).

(10.22)
Registration Rights Agreement, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.4 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on August 12, 2024).

(10.23)
Promissory Note Secured By Mortgage dated June 28, 2024, by and among Timber Technologies, LLC and 106 Bremer Ave, LLC (incorporated by reference to Exhibit 10.1 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on July 3, 2024).

(10.24)
Mortgage dated June 28, 2024, by and among Timber Technologies, LLC and 106 Bremer Ave, LLC (incorporated by reference to Exhibit 10.2 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on July 3, 2024).

(10.25)
Commercial Single-Tenant Triple Net Lease, dated as of May 6, 2024, by and between Star Equity Holdings, Inc., MAG Capital Partners Acquisition LLC and its investors, and Park Street Maine Industrial, LLC (incorporated by reference to Exhibit 10.71 to the Star Operating Companies, Inc. Annual Report on Form 10-K dated March 21, 2025).

(10.26)
Commercial Single-Tenant Triple Net Lease, dated as of May 6, 2024, by and between Star Equity Holdings, Inc. and Big Lake Industrial 2024, LLC (incorporated by reference to Exhibit 10.72 to the Star Operating Companies, Inc. Annual Report on Form 10-K dated March 21, 2025).

(10.27)
Lease Agreement, dated June 28, 2024, by and between Timber Technologies Solutions, Inc. and 106 Bremer Ave, LLC (incorporated by reference to Exhibit 10.73 to the Star Operating Companies, Inc. Annual Report on Form 10-K dated March 21, 2025).

(10.28)
Loan Agreement, dated May 17, 2024, by and between Star Equity Holdings, Inc. and Bridgewater Bank (incorporated by reference to Exhibit 10.2 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on May 20, 2024).

(10.29)
Term Promissory Note, dated May 17, 2024, by and between Timber Technologies Solutions, Inc. and Bridgewater Bank (incorporated by reference to Exhibit 10.3 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on May 20, 2024).

(10.30)
Guaranty, dated May 17, 2024, by Star Equity Holdings, Inc in favor of Bridgewater Bank (incorporated by reference to Exhibit 10.4 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on May 20, 2024).

(10.31)
Loan and Security Agreement, dated as of April 24, 2024, by and between KBS Builders, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.1 to the Star Operating Companies, Inc. Current Report on Form 8-K filed with the Commission on April 26, 2024).

(10.32)
Guaranty, dated April 24, 2024, by Star Equity Holdings, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.2 to the Star Operating Companies, Inc. Current Report on Form 8-K dated April 26, 2024 (File No. 001-35947).

(10.33)
Lease Agreement, dated December 31, 2024, by and between Pine St Industrial Partners, LLC, TenNine Holdings, LLC and Edgebuilder, Inc. (incorporated by reference to Exhibit 10.82 to the Star Operating Companies, Inc. Annual Report on Form 10-K dated March 21, 2025).

(10.34)**	Promissory Note, dated May 4, 2023 by and between Star Equity Holdings, Inc. and TTG Holdings, LLC.
(10.35)
Agreement and Plan of Merger, by and among Star Equity Holdings, Inc., Alliance Transaction Inc., Alliance Drilling Solutions, Inc., ADT Parent, LLC, Alliance Drilling Tools, LLC, The Sellers Named Herein, and Bruce McGovern, et. al., dated as of March 3, 2025 (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated March 4, 2025).

(10.36)
Loan and Security Agreement, by and among Austin Financial Services, LLC and Alliance Drilling Tools, LLC, dated as of March 3, 2025 (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated March 4, 2025).

(10.37)**	Lease Agreement, dated February 26, 2026, by and between Alliance Drilling Tools, LLC and Pasture Drive Holdings, LLC.
(10.38)
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement, as amended (incorporated by reference to the Company’s Report on Form S-4 dated July 3, 2025 (File No. 333-288531)).

(14.1)**	Star Equity Holdings, Inc. Code of Business Conduct and Ethics, adopted February 18, 2004, most recently revised January 1, 2026.
(19)**	Star Equity Holdings, Inc. Insider Trading Policy, most recently revised March 13, 2026.
(21)**	Subsidiaries of Star Equity Holdings, Inc.
(23.1)**	Consent of Wolf & Company, P.C.
(31.1)**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(97.1)**	Star Equity Holdings, Inc. Incentive-Based Compensation Clawback Policy, dated November 29, 2023, updated March 13, 2026.
(101)
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024, (iii) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished, not filed.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	March 20, 2026

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

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2026
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)	March 20, 2026
Matthew K. Diamond

/s/ MIMI DRAKE	Board Chair	March 20, 2026
Mimi Drake

/s/ ROBERT G. PEARSE	Director	March 20, 2026
Robert G. Pearse

/s/ CONNIA NELSON	Director	March 20, 2026
Connia Nelson

/s/ TODD M. FRUHBEIS	Director	March 20, 2026
Todd M. Fruhbeis

/s/ JENNIFER PALMER	Director	March 20, 2026
Jennifer Palmer

/s/ LOUIS A. PARKS	Director	March 20, 2026
Louis A. Parks