Form 10-Q
period 2026-03-31
Star Equity Holdings, Inc.
filed 2026-05-12
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on May 1, 2026
Common Stock - $0.001 par value	3,695,890

STAR EQUITY HOLDINGS, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Building Solutions	$11,598	$—
Business Services	35,005	31,866
Energy Services	3,458	—
Investments	—	—
Total revenues	50,061	31,866

Cost of revenues:
Building Solutions	9,957	—
Business Services	17,559	15,468
Energy Services	1,915	—
Investments	75	—
Total cost of revenues	29,506	15,468

Gross profit	20,555	16,398

Operating expenses:
Salaries and related	18,740	14,345
Office and general	4,597	2,564
Marketing and promotion	922	930
Depreciation and amortization	311	283
Total operating expenses	24,570	18,122
Operating loss	(4,015)	(1,724)
Non-operating income (expense):
Interest (expense) income, net	(13)	71
Other income / (expense), net	(31)	(71)
Loss before income taxes	(4,059)	(1,724)
(Benefit from) provision for income taxes	(266)	32
Net loss	(3,793)	(1,756)
Dividend on Series A perpetual preferred stock	(592)	—
Net loss attributable to common shareholders	$(4,385)	$(1,756)
Loss per share:
Basic	$(1.01)	$(0.59)
Diluted	$(1.01)	$(0.59)
Loss per share, attributable to common shareholders
Basic	$(1.17)	$(0.59)
Diluted	$(1.17)	$(0.59)
Weighted-average shares outstanding:
Basic	3,744	2,985
Diluted	3,744	2,985

Dividends declared per share of Series A perpetual preferred stock	$0.25	$—

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Comprehensive loss:
Net loss	$(3,793)	$(1,756)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(83)	424
Total other comprehensive (loss) income, net of income taxes	(83)	424
Comprehensive loss	$(3,876)	$(1,332)

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,093	$10,269
Restricted cash, current	1,649	1,819
Investments in equity securities	4,157	3,767
Accounts receivable, less allowance for expected credit losses of $310 and $275, respectively	32,839	35,220
Inventories, net	7,072	6,988
Note receivable, current portion	256	256
Prepaid and other	3,992	4,168
Total current assets	58,058	62,487
Property and equipment, net of accumulated depreciation of $7,001 and $6,367, respectively	15,868	18,610
Operating lease right-of-use assets	14,078	11,675
Goodwill	5,913	5,944
Intangible assets, net of accumulated amortization of $4,949 and $4,795, respectively	1,526	1,688
Long-term investments	953	953
Notes receivable, net of current portion	8,766	8,629
Deferred tax assets, net	2,786	1,911
Restricted cash, non-current	553	1,322
Other assets	12	12
Total assets	$108,513	$113,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,514	$4,769
Accrued salaries, commissions, and benefits	8,152	7,526
Accrued expenses and other current liabilities	6,681	6,907
Short-term debt	6,789	8,473
Deferred revenue	876	1,496
Operating lease obligations, current	745	655
Total current liabilities	27,757	29,826
Income tax payable	100	99
Operating lease obligations	13,624	11,235
Long-term debt, net of current portion	5,589	6,056
Other liabilities	441	308
Total liabilities	47,511	47,524
Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.001 par value; 10,000 shares authorized: 2,691 shares issued and 2,370 shares outstanding for both periods	3	3
Common stock, $0.001 par value, 20,000 shares authorized; 5,389 and 5,366 shares issued; 3,707 and 3,755 shares outstanding, respectively	5	5
Additional paid-in capital	530,028	530,136
Accumulated deficit	(439,727)	(435,934)
Accumulated other comprehensive loss, net of applicable tax	(1,447)	(1,364)
Treasury stock, at cost: 1,682 and 1,611 common shares, respectively, and 321 preferred shares for both periods	(27,860)	(27,139)
Total stockholders’ equity	61,002	65,707
Total liabilities and stockholders’ equity	$108,513	$113,231

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,793)	$(1,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Total Depreciation and amortization	942	283
Provision for expected credit losses	51	6
(Benefit from) provision for deferred income taxes	(884)	31
Stock-based compensation	484	386
Non-cash interest income	(211)	—
Gain on sale-leaseback of real estate	(37)	—
Realized gain on sale of investments	(181)	—
Unrealized loss on equity securities	21	—
Gross profit from sale of lost-in-hole equipment	(219)	—
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	2,650	(1,199)
Inventories	(84)	—
Prepaid and other assets	293	(326)
Deferred revenue	(619)	(33)
Accounts payable, accrued expenses, and other liabilities	191	1,806
Net cash used in operating activities	(1,396)	(802)
Cash flows from investing activities:
Capital expenditures	(1,292)	(6)
Proceeds from sale-leaseback of real estate	3,211	—
Proceeds from sale of lost-in-hole equipment	159	—
Proceeds from sale of property and equipment	30	—
Purchases of equity securities	(691)	—
Proceeds from sales of equity securities	397	—
Repayment of note receivable	74	—
Net cash provided by (used in) investing activities	1,888	(6)
Cash flows from financing activities:
Proceeds from borrowings	10,795	—
Repayment of debt	(13,118)	—
Net borrowings under invoice finance credit facility	132	—
Preferred stock dividends paid	(592)	—
Purchase of treasury stock (including payment of tax withholdings)	(712)	—
Cash paid for net settlement of employee restricted stock units	(9)	(8)
Net cash used in financing activities	(3,504)	(8)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(103)	363
Net decrease in cash, cash equivalents, and restricted cash	(3,115)	(453)
Cash, cash equivalents, and restricted cash, beginning of the period	13,410	17,667
Cash, cash equivalents, and restricted cash, end of the period	$10,295	$17,214
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$247	$—
Cash received during the period for interest	$22	$71
Net cash payments during the period for income taxes	$201	$283
Cash paid for amounts included in operating lease liabilities	$599	$205
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,494	$—
See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2025	2,691	$3	5,366	$5	$530,136	$(435,934)	$(1,364)	(1,611)	$(27,139)	$65,707
Stock-based compensation	—	—	23	—	484	—	—	—	—	484
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(1)	(9)	(9)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(70)	(712)	(712)
Accumulated other comprehensive income	—	—	—	—	—	—	(83)	—	—	(83)
Dividends to holders of preferred stock ($0.250 per share)	—	—	—	—	(592)	—	—	—	—	(592)
Net loss	—	—	—	—	—	(3,793)	—	—	—	(3,793)
Balance at March 31, 2026	2,691	$3	5,389	$5	$530,028	$(439,727)	$(1,447)	(1,682)	$(27,860)	$61,002

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	4,033	$4	$494,209	$(430,017)	$(2,717)	(1,283)	$(21,051)	$40,428
Stock-based compensation	—	—	2	—	386	—	—	—	—	386
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(8)	(8)
Accumulated other comprehensive loss	—	—	—	—	—	—	424	—	—	424
Net income (loss)	—	—	—	—	—	(1,756)	—	—	—	(1,756)
Balance at March 31, 2025	—	$—	4,035	$4	$494,595	$(431,773)	$(2,293)	(1,284)	$(21,059)	$39,474

See accompanying notes to Condensed Consolidated Financial Statements.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Star Equity Holdings, Inc. and its subsidiaries (the “Company”) filed in their respective Annual Reports on Form 10-K for the year ended December 31, 2025.

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

The accompanying condensed consolidated financial statements include the financial results of SOC beginning on August 22, 2025 and reflect the post merger results of the Building Solutions, Energy Services, and Investments segments for the period from January 1, 2026 through March 31, 2026. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in eighteen countries organized into three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.

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
(unaudited)
    ADOPTION OF ACCOUNTING POLICIES PURSUANT TO MERGER

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

Long-Term Investments

As a part of the sale of Digirad Health, Star Operating Companies received common equity in Insignia TTG Parent LLC (“Catalyst Parent”), the parent entity of Catalyst formerly known as TTG Imaging Solutions, LLC. In accounting for this investment, we have elected the measurement alternative under ASC 321 “Accounting for Investments in Equity Securities”. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. Each reporting period, we perform a qualitative and quantitative assessment considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators include, but are not limited to, significant deterioration in earnings performance, significant adverse changes in the regulatory or economic environment and working capital deficiencies. If an investment is determined to be impaired, we include an impairment loss as a component of other income (expense) equal to the difference between the fair value of the investment and its carrying amount. During the period ended March 31, 2026 we recognized no impairment loss on this investment.

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

Debt Issuance Costs

We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of March 31, 2026 we have no unamortized debt issuance costs.

Shipping and Handling Fees and Costs

We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $815 for the period ended March 31, 2026.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Total advertising and marketing costs for the three months ended March 31, 2026 and 2025 were $922 and $930, respectively.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after January 1, 2025, and the Company adopted the guidance on a prospective basis, with prior periods not revised.

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides an optional practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions accounted for under ASC 606. The Company adopted ASU 2025‑05 on January 1, 2026, the beginning of its 2026 fiscal year, and elected the practical expedient for in‑scope current accounts receivable and contract assets. The adoption of ASU 2025‑05, including the election of the practical expedient, did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recent Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, ASU 2025-06 updates the accounting for internal-use software by removing the previous “project stage” model and requiring capitalization only when management authorizes and commits to funding a project that is probable of completion. The ASU also adds guidance on assessing development uncertainty, incorporates website development into Subtopic 350-40, and aligns presentation and disclosure requirements with ASC 360. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. Entities may apply the standard prospectively, modified-prospectively, or retrospectively. The Company is currently evaluating the impact of this guidance and does not expect the adoption to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024‑03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220‑40): Disaggregation of Income Statement Expenses, which requires public entities to provide additional detail on specific expense categories in the notes to the financial statements on both an interim and annual basis. In January 2025, the FASB issued ASU 2025‑01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Clarifying the Effective Date, to clarify the effective date of the new guidance. The guidance is effective for the Company for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, and may be applied on either a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

NOTE 4 – REVENUE RECOGNITION

Building Solutions Revenue Recognition. Within the Building Solutions division, we service residential and commercial construction projects by manufacturing modular housing units and other products, supplying general contractors with building materials and providing glue-laminated timber products (“glulam”) to distributors and end users. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems, and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. TT manufactures glulam for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion. There are no contracts as of March 31, 2026 that are subject to over time recognition.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. No bonuses were approved and paid to our contract employees in the three months ended March 31, 2026 and 2025.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the three months ended March 31, 2026 and 2025.

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

ADT’s equipment rental agreements generally contain provisions whereby should the rented tools or components provided to a customer be deemed to be irretrievably lost during drilling operations, commonly referred to as “lost-in-hole,” the Company has the right to receive reimbursement for such losses. Amounts billed to customers are at an agreed upon price relative to the specific piece of equipment, the revenue of which is recognized at the time the loss of the equipment is confirmed. The gross profit recognized from lost-in-hole transactions is normally calculated as the difference between the amounts billed to the customer and the net book value of the lost equipment. This gross profit is presented as a separate line item in the statement of cash flows under operating activities, and the cash received in connection with these activities is presented as an offset to cash purchases of property and equipment in the investing section of the statement of cash flows, to the extent it does not exceed the cash used for the purchases of the replacement equipment. Revenue recognized for the period ended March 31, 2026, totaled $290. No significant lost-in-hole reimbursements were outstanding or contingent as of the end of the first quarter.

Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year. There are no liabilities associated with billings in excess of costs at March 31, 2026.

Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for these costs when the amortization period is one year or less. These costs primarily consist of internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the associated revenue is recognized. As of March 31, 2026, there were no contract costs recognized.

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

Changes in deferred revenue for the three months ended March 31, 2026 are as follows:

Balance at December 31, 2025	$1,496
Revenue recognized that was included in balance at beginning of the year	(1,129)
Deferred revenue, net, related to contracts entered into during the year	509
Balance at March 31, 2026	$876

Disaggregation of Revenue

    The following tables present our revenue disaggregated by major source for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$16,824	$—	$16,824
Revenue from Contracting Customers	—	18,181	—	18,181
Revenue from Other Contracts with Customers	11,598	—	3,458	15,056
Total Revenues	$11,598	$35,005	$3,458	$50,061

Timing of Revenue Recognition
Services and goods transferred over time	$—	$24,303	$2,684	$26,987
Services and goods transferred at a point in time	11,598	10,702	774	23,074
Total Revenues	$11,598	$35,005	$3,458	$50,061

Three Months Ended March 31, 2025
Business Services
Major Goods/Service Lines
Revenue from RPO Customers	$15,742
Revenue from Contracting Customers	16,124
Total Revenues	$31,866

Timing of Revenue Recognition
Services and goods transferred over time	$23,120
Services and goods transferred at a point in time	8,746
Total Revenues	$31,866

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

In accordance with ASC 805, Business Combinations, the Company accounted for this transaction as a business combination and recorded the acquired assets and assumed liabilities of SOC at their respective fair values as of the acquisition date. As of March 31, 2026, the purchase price allocation has been finalized, including the valuation of property and equipment, intangible assets, inventory, income taxes, and goodwill, among other items. The fair values of assets acquired and liabilities assumed were determined using valuation techniques consistent with ASC 820, Fair Value Measurement. These fair value measurements are considered nonrecurring and were determined as of the acquisition date. As noted in Note 2, Description of Business, SOC is reported as part of our Building Solutions, Energy Services, and Investments segments. The Company incurred transaction costs related to the SOC Acquisition of $1,600 that were expensed as part of “Office and general”.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The following table sets forth the purchase price allocation of SOC to the estimated fair value of assets acquired as of the acquisition date:

Fair Value
Assets Acquired:
Cash and cash equivalents	$4,641
Restricted cash, current	597
Investments in equity securities	2,561
Accounts receivable	11,463
Inventories, net	9,101
Note receivable, current portion	269
Prepaid and other	1,246
Property and equipment, net	17,959
Operating lease right-of-use assets	8,608
Long term investments	953
Notes receivable, net of current portion	8,473
Restricted cash, non-current	1,729
Assets Acquired	$67,600
Liabilities Assumed:
Current payables	3,203
Accrued salaries, commissions and benefits	2,165
Accrued expenses and other current liabilities	5,162
Short-term debt	6,042
Deferred revenue	3,609
Operating lease liabilities, current portion	228
Long-term debt, net of current portion	6,630
Operating lease liabilities, net of current portion	8,387
Liabilities Assumed	$35,426

Fair value of consideration transferred	$32,174

The revenue and net loss of SOC for the three months ended March 31, 2026 totaled $15,056 and $2,249, respectively.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The following represents certain information from the unaudited pro forma Condensed Consolidated Statement of Operations as if SOC had been included in the consolidated results of the Company for the three months ending March 31, 2025:

Three Months Ended March 31,
Pro-forma	2025
Revenue	$44,790
Gross Profit	$19,534
Net loss	$(2,932)
Alpha Consulting Group Acquisition

On July 23, 2025, the Company announced that it had acquired Alpha Consulting Group (“ACG”) (“Seller”), a Japan-based provider of recruitment services. The acquisition of ACG represents the Company’s entry into the Japanese market as part of its localization strategy for its Business Services segment. In connection with the acquisition, the seller received total cash consideration of $146, subject to certain adjustments at closing.

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

The Company’s Consolidated Statements of Operations for the three months ended March 31, 2026, included revenue of $228 and net loss of $83 from ACG.

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

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 6 – STOCK-BASED COMPENSATION

Incentive Compensation Plan

    The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 and further amended on September 14, 2020, May 17, 2022, and August 22, 2025 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) will establish such conditions as it deems appropriate for the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards may also be subject to immediate vesting upon the occurrence of certain events including death, disability, retirement or a change in control of the Company. When we make grants of restricted stock or restricted stock units to our executive officers, including the named executive officers, we enter into Restricted Stock Agreements and Restricted Stock Unit Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our Company. For awards of restricted stock granted beginning on November 6, 2015, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. For awards of restricted stock units granted beginning on March 10, 2016, effective upon a change in control of our Company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the restricted stock units will fully vest and the restrictions imposed upon the restricted stock units will be immediately deemed to have lapsed. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.

    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On August 21, 2025, the Company’s stockholders at the 2025 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 400,000 shares and to permit the issuance of 175,000 shares of the Company’s preferred stock. As of March 31, 2026, there were 109,951 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plan.

In February 2026, the Compensation Committee approved the Company’s 2026 long‑term incentive program (the “2026 LTIP”) under the ISAP. The 2026 LTIP is intended to incent long‑term shareholder value creation over a three‑year performance period from January 1, 2026 through December 31, 2028 and provides for awards in the form of restricted stock units (“RSUs”) that may be earned based on the achievement of pre‑established performance goals and continued service. Awards under the 2026 LTIP are currently denominated in the Company’s common stock; no preferred stock has been issued in connection with the 2026 LTIP.

For the three months ended March 31, 2026, the Company granted a total of 251,694 RSUs to employees, comprised of: (i) 105,818 performance-based RSUs subject to performance conditions; (ii) 140,173 performance-based RSUs granted under the 2026 LTIP for the three-year period; and (iii) 5,703 time-vested RSUs not subject to performance conditions. The 5,703 time-vested RSUs vest on the first anniversary of the grant date, with each RSU representing the right to receive one share of the Company's common stock upon settlement.
For the three months ended March 31, 2025, the Company granted 46,688 restricted stock units subject to performance vesting conditions for the year ended December 31, 2025. In connection with the merger completed on August 22, 2025, the Company converted unvested RSU awards previously granted under SOC’s equity incentive plans using an exchange ratio of 0.23 shares of the Company’s common stock for each SOC share. As of the merger date, the assumed awards consisted of 22,717 performance-based RSUs and 6,046 time-based RSUs. These assumed awards remain subject to their original vesting terms and conditions and are recognized as part of the Company’s ongoing stock-based compensation expense.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the three months ended March 31, 2026 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (3)	10,695
Performance and service conditions - Type 1 (2) (3)	235,296
Service conditions only - Type 2 (4)	5,703
Total shares of stock award granted	251,694

1.The performance conditions with respect to restricted stock units may be satisfied as follows:
a.For grants to Corporate office employees subject to 2025 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a group adjusted EBITDA.

2.The performance conditions with respect to restricted stock units may be satisfied as follows:
a.For grants to Corporate office employees subject to 2026 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a group adjusted EBITDA, corporate costs, and other qualitative factors.

3.To the extent restricted stock units are earned, such restricted stock units will vest on the basis of service as follows:
a.33% for Type 1 of the restricted stock units will vest on the first anniversary of the grant date;
b.33% for Type 1 of the restricted stock units will vest on the second anniversary of the grant date; and
c.34% for Type 1 of the restricted stock units will vest on the third anniversary of the grant date; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.

4.To the extent restricted stock units are earned, such restricted stock units will vest on the basis of service as follows
a.100% for Type 2 of the restricted stock units will vest on the first anniversary of the grant date.

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock, and prior to the acquisition of SOC were payable in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. Restricted stock units granted to directors vest over one year. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2025, the Company granted a total of 3,836 RSUs to its non-employee directors.

As of March 31, 2026, 12,169 restricted stock units are deferred under the Company’s ISAP.

For the three months ended March 31, 2026 and 2025, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended March 31,
	2026	2025
Restricted stock units	484	386
Total	$484	$386

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Restricted Stock Units

    As of March 31, 2026, the Company had $3,705 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.1 years. Restricted stock units have no voting or dividend rights until the awards are vested.

    Changes in the Company’s restricted stock units for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2026	62,266	$13.64	197,485	$11.75	259,751	$12.20
Granted	245,991	$9.92	5,703	$10.96	251,694	$9.94
Vested	(16,328)	$13.03	(3,186)	$13.14	(19,514)	$13.05
Forfeited	(23,508)	$13.16	—	$—	(23,508)	$13.16
Unvested restricted stock units at March 31, 2026	268,421	$10.31	200,002	$11.71	468,423	$10.91
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Three Months Ended March 31, 2025
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2025	55,591	$17.58	128,474	$14.96	184,065	$15.75
Granted	46,688	$13.28	3,836	$10.30	50,524	$13.05
Vested	(3,373)	$30.00	(4,249)	$10.71	(7,622)	$19.24
Forfeited	(47,647)	$14.51	(340)	$38.77	(47,987)	$14.69
Unvested restricted stock units at March 31, 2025	51,259	$15.70	127,721	$14.90	178,980	$15.13

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

Effective Tax Rate

    The benefit from income taxes for the three months ended March 31, 2026 was $266 on a pre-tax loss of $4,059, compared to a provision for income taxes of $32 on pre-tax loss of $1,724 for the same period in 2025. The Company’s effective income tax rate ("ETR") was 7% and negative 2% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the effective tax rates differed from the U.S. Federal statutory rate of 21%

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the three months ended March 31, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Uncertain Tax Positions

    As of both March 31, 2026 and December 31, 2025, the Company had $60, respectively, of unrecognized tax benefits, excluding interest and penalties, which, if recognized in the future, would lower the Company’s effective income tax rate.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of March 31, 2026 and December 31, 2025, the Company had $40 and $39, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2026, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2026 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of March 31, 2026 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of March 31, 2026 and December 31, 2025. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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

Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the Condensed Consolidated Balance Sheets, and the related provision for doubtful accounts is charged to office and general expenses. We do not have any off-balance sheet credit exposure related to our customers.

Unbilled receivables of $7,449 and $6,960 as of March 31, 2026 and December 31, 2025, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
Accounts Receivable:	2026	2025
Billed receivables	$25,700	$28,535
Unbilled receivables	7,449	6,960
Accounts Receivable, Gross	33,149	35,495
Allowance for expected credit losses	(310)	(275)
Accounts Receivable, Net	$32,839	$35,220

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$275	$391
Provision for expected credit losses	51	6
Write-offs	(16)	(170)
Ending Balance	$310	$227

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 9 – DEBT
A summary of debt outstanding as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026		December 31, 2025
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - KeyBank KBS	$207	6.68%	$—	—%
Revolving Credit Facility - Premier EBGL	2,368	7.25%	3,969	7.25%
Revolving Credit Facility - Austin ADT	743	9.25%	1,205	9.25%
Revolving Credit Facility - NAB	1,557	7.61%	1,385	7.36%
Total Short-term Revolving Credit Facilities	4,875	7.65%	6,559	7.64%

Austin - ADT Term Loan	160	9.25%	160	9.25%
Term Loan Secured by Mortgage	354	7.50%	354	7.50%
Bridgewater - TT Term Loan	1,400	7.85%	1,400	7.85%
Total Short-term Debt	6,789	7.72%	8,473	7.70%

Austin - ADT Term Loan, net of current portion	319	9.25%	359	9.25%
Term Loan Secured by Mortgage, net of current portion	2,243	7.50%	2,320	7.50%
Bridgewater - TT Term Loan, net of current portion	3,027	7.85%	3,377	7.85%
Long Term Debt, net of current portion	5,589	7.79%	6,056	7.80%

Total Debt	$12,378	7.75%	$14,529	7.74%

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

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Premier Facility

On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6,000 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory, and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.50% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2026. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts receivable, and other intangibles. As of March 31, 2026, availability under the Premier Loan Agreement was approximately $2,141. Premier holds $600 of restricted cash associated with the Premier Facility.

Financial covenants associated with the Premier Loan Agreement require that at the end of each calendar year the EBGL Borrowers maintain (a) a debt service coverage ratio for any calendar year of greater than 1.25; (b) a debt-to-equity ratio of less than 1.65; (c) a fixed charge coverage ratio of greater than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2025 the EBGL Borrowers were in compliance with the Premier Loan Agreement covenants.

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

A financial covenant associated with KeyBank Loan Agreement requires that KBS maintains a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.00 measured quarterly (the "FCCR Covenant"). As of March 31, 2026, KBS was in compliance with the FCCR covenant. The availability under the line was $3,793 as of March 31, 2026.

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

In connection with the Bridgewater Loan agreement, an amount of $1,000 was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and SOC shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that SOC maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive measurement dates, Bridgewater shall release a portion of the deposit. As of March 31, 2026 Bridgewater released $500. The remaining $500 deposit is recorded in Restricted cash, non current in the Condensed Consolidated Balance Sheets.

Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period. TT was in compliance with its covenants as of March 31, 2026.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2026, there was $1,557 outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $29 and $4 for the three months ended March 31, 2026 and 2025, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2026.

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

On December 16, 2025, ADT entered into three purchase and sale agreements with Custom Capital Strategies, Inc. (“Custom Capital”), pursuant to which the parties agreed to consummate three sale and leaseback transaction of three different properties in Texas, Utah, and Wyoming.

On February 27, 2026, the property located at 101-107 Pasture Drive, Evanston, Wyoming, was sold for a total purchase price of $1.7 million, subject to adjustment for taxes and other charges and assessments. Thereafter, Custom Capital assigned their rights to buy the property to their affiliate, Pasture Drive Holdings, LLC (the “ADT Wyoming Buyer”).

On March 27, 2026 the property located at 3601 N County Rd 1148, Midland, Texas, was sold for a total purchase price of $1.1 million, and the property located at 1377 East 1500 South, Vernal, Utah was sold for a total purchase price of $0.6 million. Both purchase prices are subject to adjustment for taxes and other charges and assessments. Immediately prior to the closings Custom Capital assigned their rights to buy the property to, Alliance Texas and Utah, LLC (the “ADT Property Buyer”).

Simultaneously with the consummation of the above sales, ADT entered into three commercial single-tenant triple net leases with the ADT Wyoming Buyer and the ADT Property Buyer, guaranteed by the Company, pursuant to which ADT leased back from the ADT Wyoming Buyer and the ADT Property Buyer the above properties sold for terms commencing on February 27, 2026 and on March 27, 2026, respectively, and ending on the 20th anniversaries thereof, unless earlier terminated or extended for four additional five year periods. Pursuant to the terms of the lease agreements, ADT will be responsible for rent and all monthly expenses related to the properties, including insurance premiums, taxes, utilities, and other expenses.

These sale leasebacks meet the qualification of operating leases under ASC 842, “Leases” in that (i) they do not automatically transfer title to the lessee at the end of the lease term; (ii) they do not contain a bargain purchase option; (iii) the lease term is not for a major part of the estimated remaining useful life of the asset; (iv) the present value of the lease payments does not represent substantially all of the fair value of the underlying assets; and (v) the underlying assets are not of such a specialized nature that are assumed to have no alternative use to the lessor at the end of the lease term. Accordingly, the Company recognized the resulting gain on sale of $37 in full in “Other income (expense), net” in the period in which the buyer obtained control of the assets, representing the excess of the aggregate sale proceeds of $3,211 net of closing fees over the aggregate carrying value of the properties of $3,174, and no portion of the gain was deferred. The related right‑of‑use assets and lease liabilities arising from the sale leasebacks are accounted for in accordance with ASC 842 and are presented within operating lease right‑of‑use assets and operating lease liabilities on the Condensed Consolidated Balance Sheets.

We used our incremental borrowing rate as the discount rate for these sale leaseback transactions, as the rate implicit in the lease is not readily determinable. We estimated our incremental borrowing rate based on our Company credit rating, adjusted for the lease’s term and the collateralized nature of the lease obligations. Lease extensions are not reasonably certain of being exercised. As such, we have not included such extensions in determining our incremental borrowing rate or in our initial valuation of the lease assets and liabilities.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The components of lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$712	$284

Finance lease cost:
Amortization of finance lease assets	$10	$—
Interest on finance lease liabilities	—	—
Total finance lease cost	$10	$—

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$599	$205
Operating cash flows from finance leases	$—	N/A
Financing cash flows from finance leases	$5	N/A

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,494	$—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)
Operating leases	14.8	13.8
Finance leases	0.8	0.9

Weighted average discount rate
Operating leases	12.81%	12.80%
Finance leases	5.74%	5.76%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2026 were as follows:

	Operating Leases	Finance Leases
2026 (for the remainder of the year)	$1,846	$11
2027	2,363	3
2028	2,109	—
2029	2,113	—
2030	1,924	—
2031 and thereafter	24,855	—
Total future minimum lease payments	35,210	14
Less amounts representing interest	(20,854)	(1)
Present value of lease obligations	$14,356	$13

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 11– GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the three months ended March 31, 2026 and the twelve months ended December 31, 2025, the changes in carrying amount of goodwill were as follows:

Carrying Value
2026
Goodwill, January 1,	$5,944
Currency translation	(31)
Goodwill, March 31, 2026	$5,913

Carrying Value
2025
Goodwill, January 1,	$5,703
Acquisitions	242
Currency translation	(1)
Goodwill, December 31, 2025	$5,944

Intangible Assets
The Company’s intangible assets consisted of the following components as of March 31, 2026 and December 31, 2025:

March 31, 2026	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.6	$145	$(129)	$16
Trade name	5.2	1,659	(969)	690
Customer lists	2.5	4,014	(3,194)	820
Developed technology	—	657	(657)	—
		$6,475	$(4,949)	$1,526

December 31, 2025	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.7	$147	$(133)	$14
Trade name	5.4	1,662	(933)	729
Customer lists	1.8	4,017	(3,072)	945
Developed technology	—	657	(657)	—
		$6,483	$(4,795)	$1,688

Amortization expense for the three months ended March 31, 2026 and 2025 was $159 and $238, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the three months ended March 31, 2026 and 2025.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2026, and for each of the next fiscal years are as follows:

2026	$509
2027	575
2028	130
2029	110
2030	110
Thereafter	92
$1,526

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2026 Beginning Balance	Acquisition	Amortization	Translation and Other	March 31, 2026 Ending Balance
Non-compete agreements	$14	$—	$(1)	$3	$16
Trade name	729	—	(37)	(2)	690
Customer lists	945	—	(121)	(4)	820
	$1,688	$—	$(159)	$(3)	$1,526

NOTE 12 – FAIR VALUE MEASUREMENTS

The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Assets and liabilities presented at fair value in our Condensed Consolidated Balance Sheets are generally categorized as follows:

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of March 31, 2026:

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,157	$—	$—	$4,157
Total	$4,157	$—	$—	$4,157

The table below presents a reconciliation for Level 3 liabilities for the period ended December 31, 2025. The Level 3 liabilities consist of an earnout liability associated with SOC's acquisition of Big Lake Lumber (“BLL”) in 2023. The change in the Level 3 liability during the period was primarily due to net payments.

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

No other assets or liabilities were measured at fair value on a nonrecurring basis during the period.

Equity Securities

The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on March 31, 2026, and is recorded in “Investments in equity securities” in the Condensed Consolidated Balance Sheets.

Gains and losses from investments in equity securities are recorded in other income (expense) in the Condensed Consolidated Statements of Operations and included the following for the period ended March 31, 2026.

Three Months Ended March 31,
2026
Unrealized loss on equity securities	$(277)
Unrealized gain on equity securities	255
Realized gain on equity securities	180
Total loss on equity securities	$158

Lumber Derivative Contracts

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2026, we did not have any lumber derivatives contracts open.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Gains and losses from lumber derivative contracts are recorded in the cost of revenues in the Condensed Consolidated Statements of Operations. There were no unrealized or realized gains or losses on lumber derivatives for the three months ended March 31, 2026.

NOTE 13 – NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

    Basic loss per share is computed by dividing the Company’s net loss attributable to common shareholders by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted loss per share is computed by dividing the Company’s net loss attributable to common shareholders by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money”, unvested restricted stock, and unvested restricted stock units. We have not allocated net income (loss) attributable to warrants because the holders of our warrants are not contractually obligated to share in our income (loss). The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted loss per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.

    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Loss per share attributable to common shareholders (“EPS”):
Basic	$(1.17)	$(0.59)
Diluted	$(1.17)	$(0.59)
EPS numerator - basic and diluted:
Net loss attributable to common shareholders	$(4,385)	$(1,756)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,744	2,985
Common stock equivalents: restricted stock units and restricted shares of common stock (a)	—	—
Weighted average number of common stock outstanding - diluted	3,744	2,985

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

In the third quarter of 2025, the Company completed its $5,000 share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Company may repurchase up to $3,000 of its outstanding common stock. During the three months ended March 31, 2026, the Company repurchased on the open market a total of 70,424 shares of its common stock for an aggregate cost of $0.7 million under these authorizations. As of March 31, 2026, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 1,018,806 shares for a total cost of $16.2 million, completing the August 8, 2023 authorization and leaving $1.8 million available for purchase under the September 10, 2025 authorization. During the three months ended March 31, 2025, no repurchases of shares were made by the Company under this authorization.

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

On February 13, 2026, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share. The record date for this dividend was March 1, 2026, and the payment date was March 10, 2026. As of March 31, 2026, we are current on our preferred dividend payments.

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

Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the acquisition of SOC on August 22, 2025, our business divisions are organized into the following four reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources:

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

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Segment information for the three months ended March 31, 2026 and 2025, respectively, is as follows:

	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For The Three Months Ended March 31, 2026
Revenues	$11,598	$35,005	$3,458	$159	$(159)	$50,061
Cost of revenues	9,957	17,559	1,915	75	—	29,506
Gross profit (a)	1,641	17,446	1,543	84	(159)	20,555
Salaries and related	(1,592)	(15,092)	(683)	—	(1,373)	(18,740)
Office and general	(1,167)	(2,129)	(378)	(92)	(831)	(4,597)
Marketing and promotion	(12)	(897)	(13)	—	—	(922)
Operating expenses depreciation and amortization	(90)	(192)	(19)	—	(10)	(311)
Operating income (loss)	$(1,220)	$(864)	$450	$(8)	$(2,373)	$(4,015)

EBITDA (loss) (b)	$(1,354)	$(1,015)	$848	$47	$(1,630)	$(3,104)
Total depreciation and amortization	(264)	(192)	(401)	(75)	(10)	(942)
Interest income (expense), net	(126)	(158)	(43)	173	141	(13)
Provision for income tax	—	766	—	—	(500)	266
Net income (loss)	$(1,744)	$(599)	$404	$145	$(1,999)	$(3,793)

As of March 31, 2026
Accounts receivable, net	$6,455	$22,606	$4,004	$—	$(226)	$32,839
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,187	$7,774	$4,678	$6,511	$157	$23,307
Total assets	$30,790	$43,021	$12,401	$20,894	$1,407	$108,513

	Business Services	Corporate and Intersegment eliminations	Total
For The Three Months Ended March 31, 2025
Revenues	$31,866	$—	$31,866
Cost of revenues	15,468	—	15,468
Gross profit (a)	16,398	—	16,398
Salaries and related	(13,894)	(451)	(14,345)
Office and general	(1,638)	(926)	(2,564)
Marketing and promotion	(930)	—	(930)
Operating expenses depreciation and amortization	(280)	(3)	(283)
Operating income (loss)	$(344)	$(1,380)	$(1,724)

EBITDA (loss) (b)	$(496)	$(1,016)	$(1,512)
Depreciation and amortization	(280)	(3)	(283)
Interest income (expense), net	(121)	192	71
Provision for income taxes	(76)	44	(32)
Net loss	$(973)	$(783)	$(1,756)

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

As of December 31, 2025	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
Accounts receivable, net	$8,671	$22,398	$4,045	$—	$106	$35,220
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,320	$7,934	$7,235	$6,586	$167	$26,242
Total assets	$34,105	$43,418	$12,526	$21,689	$1,493	$113,231

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

Geographic Data Reporting

A summary of revenues for the three months ended March 31, 2026 and 2025 and net assets by geographic area as of March 31, 2026 and December 31, 2025, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended March 31, 2026
Revenue (a)	$17,426	$22,417	$4,799	$5,419	$50,061
For The Three Months Ended March 31, 2025
Revenue (a)	$14,862	$6,510	$5,294	$5,200	$31,866
As of March 31, 2026
Long-lived assets, net of accumulated depreciation and amortization (b)	$46	$21,239	$52	$1,970	$23,307
Net assets	$2,501	$44,351	$1,730	$12,420	$61,002
As of December 31, 2025
Long-lived assets, net of accumulated depreciation and amortization (b)	$32	$24,160	$35	$2,015	$26,242
Net assets	$3,855	$47,524	$1,475	$12,853	$65,707

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

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 18 – SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories

The components of inventories are as follows:

	March 31, 2026	December 31, 2025
Raw materials	$3,515	$4,122
Work-in-process	339	536
Finished goods	3,218	2,330
Total inventories, net	$7,072	6,988
ADT's inventory, amounting to $1,111 as of March 31, 2026, consists of component equipment, parts and supplies which are classified as raw materials using the weighted average cost method.

Property and Equipment

Property and equipment consists of the following:

	March 31, 2026	December 31, 2025
Land	$795	$1,134
Buildings and leasehold improvements	7,114	9,070
Transportation	2,181	2,023
Machinery and equipment	12,779	12,750
Gross property and equipment	22,869	24,977
Accumulated depreciation	(7,001)	(6,367)
Total property and equipment, net	$15,868	$18,610

Depreciation expense for the three months ended March 31, 2026 and March 31, 2025 was $783 and $46 respectively.

As of March 31, 2026, we held non-operating land and a building in Oxford, Maine for investment and potential future use which had a carrying value of $1,715 and was included within property and equipment on the Condensed Consolidated Balance Sheets.

Included in machinery and equipment in the above table is rental equipment with a net book value of approximately $5,721 as of March 31, 2026, related to our Energy Services segment.

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

Notes Receivable

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Notes receivable consists of the following principal and interest balances as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	Principal and interest	Principal and interest
Catalyst Note	$8,468	$8,257
MDOS Note	522	596
KBS Customer Note	32	32
Total note receivable	9,022	8,885
Less current portion	256	256
Note receivable, net of current portion	$8,766	$8,629

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

In 2021, SOC completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $522 at March 31, 2026, is included in “Notes receivable, current portion” and “Notes receivable” in our Condensed Consolidated Balance Sheets at March 31, 2026 for $223 and $299, respectively. The MDOS Note requires quarterly installments of $74 and incurs interest at a fixed rate of 5.0% through maturity in 2028.

In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Condensed Consolidated Balance Sheets at March 31, 2026.

The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model.
Long Term Investments

Below are the components of our Long Term Investments as of March 31, 2026:

	Method of Accounting	March 31, 2026	December 31, 2025
Investment in Catalyst	Cost Method	$953	$953
Total		$953	$953

Investment in Catalyst

As a part of the sale of Digirad Health, SOC received common equity of Catalyst Parent, which is held in our Investments Segment at a fair value of $953 at March 31, 2026. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.

Investment in Enservco

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
On August 9, 2024, SOC entered into an investment in Enservco pursuant to a Share Exchange Agreement in which SOC agreed to issue to Enservco 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock representing $2,600 of value in exchange for 9,023,035 Enservco Common Shares, representing 19.9% of the equity interests of Enservco, and 3.5 million Enservco Preferred Shares and certain options included in the Share Exchange Agreement. We also issued a $1,000 note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC. The investment in Enservco had a value of zero at March 31, 2026.

NOTE 19 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

    Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$8,093	$10,269
Restricted cash, current	1,649	1,819
Restricted cash, non-current	553	1,322
Total cash, cash equivalents, and restricted cash	$10,295	$13,410

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

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company had $0.2 million of legal reserves as of both March 31, 2026 and December 31, 2025.

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

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Star Equity Holdings, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2025. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 17 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.

This MD&A includes the following sections:

•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Forward-Looking Statements

Executive Overview

Star Equity Holdings, Inc. (“Star,” the “Company,” “we,” “our”, formerly known as Hudson Global, Inc. ("Hudson")) is a diversified multi-industry holding company with four divisions. Our Building Solutions division operates in the construction industry. Our Business Services division delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. Our Energy Services division consists of Alliance Drilling Tools, Inc. (“ADT’). In addition, we have an Investments segment, which holds and manages certain of our corporate-owned real estate, and manages internally-funded, concentrated minority investments in a small number of public companies.

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

Index
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

Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in eighteen countries with three reportable geographic business segments: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, RPO clients receive a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client. With direct operations in eighteen countries and relationships with specialized professionals and organizations around the globe, Business Services brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for client support.

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

    This MD&A discusses the results of the Company’s business for the three months ended March 31, 2026 and 2025.

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

Current Market Conditions and Trends

The target customers for our Building Solutions segment include professional home builders, general contractors, project owners, developers, and design firms. Despite a higher interest rate environment, we continue to experience meaningful demand for our products; however, certain projects have been delayed as customers secure and finalize financing. We have benefited from implementing both price increases and margin protection language in our contracts, and these changes have had a positive effect on our profitability. Although we have experienced slower business activity and lower revenues this quarter, we believe this slowdown is temporary. Our sales pipelines continue to indicate strong potential demand for our services, but we can give no assurances as to our ability to compete for these opportunities, or the periods during which successfully negotiated projects will be completed.

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

Index
In our Business Services segment, our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In 2026, the market conditions remained challenging due to persistent inflation, market uncertainty related to trade disruptions, and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into 2026.

In our Energy Services segment, demand for our products is closely tied to oil prices, as customer drilling activity and capital spending are influenced by prevailing market conditions. Higher and stable oil prices generally support increased drilling and tool utilization, while lower or volatile prices may reduce activity and negatively impact our revenues and operating results. The demand for our Energy Services offerings is tied in part to oil and gas prices, drilling activity, and capital expenditures by E&P companies. In June 2025, Baker Hughes reported that the total U.S. rig count was down 4% year-over-year. During 2026, improved oil prices contributed to increased customer activity, and the segment delivered strong performance.

Economic conditions in many of the world’s major markets remained uncertain throughout 2026. While inflationary pressures moderated in certain regions, elevated interest rates and tighter credit conditions continued to impact market activity. These conditions contributed to wage pressures, higher operating costs, staffing challenges, fluctuating consumer confidence, and constrained access to capital markets, each of which affected our business. In connection with this environment, some customers reduced demand for our services, and certain others temporarily deferred or permanently discontinued engagements. Ongoing macroeconomic uncertainty, including the potential for renewed inflationary pressures or changes in interest rate policy, could have material adverse effects on various aspects of our business in future periods.

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

Summary of Financial Performance Highlights For The Three Months Ended March 31, 2026

•    Revenue was $50.1 million for the three months ended March 31, 2026, compared to $31.9 million for the same period in 2025, an increase of $18.2 million, or 57.1%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 47 percentage points to the revenue growth.

•    Gross profit was $20.6 million for the three months ended March 31, 2026, compared to $16.4 million for the same period in 2025, an increase of $4.2 million, or 25.4%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 19 percentage points.

•    Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $24.3 million for the three months ended March 31, 2026, compared to 17.9 million for the same period in 2025, an increase of 6.4 million, or 35.6%. The acquisitions of our Building Solutions, Energy Services, and Investments segments collectively contributed 24 percentage points to the increase in SG&A and Non-Op.

•    Net loss was $3.8 million for the three months ended March 31, 2026, compared to net loss of $1.8 million for the same period in 2025, an increase in net loss of $2.0 million.

•    EBITDA loss was $3.1 million for the three months ended March 31, 2026, compared to EBITDA loss of $1.5 million for the same period in 2025, an increase in EBITDA loss of $1.6 million.

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

    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2026	2025
Net loss attributable to common shareholders	$(4,385)	$(1,756)
Dividends on Series A perpetual preferred stock	592	—
Net loss	(3,793)	(1,756)
Adjustments to Net loss
Provision for income taxes	(266)	32
Interest (expense) income, net	13	(71)
Depreciation and amortization expense-within cost of revenues	631	—
Depreciation and amortization expense -within selling, general and administrative expense	311	283
Total adjustments from net loss to EBITDA	689	244
EBITDA (loss)	$(3,104)	$(1,512)

Index
Results of Operations

Building Solutions

Revenue - Building Solutions

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Building Solutions
Revenue	$11.6	$—	$11.6	N/A

For the three months ended March 31, 2026, Building Solutions contributed $11.6 million to the Company's revenue. The segment faced several headwinds during the quarter that constrained revenue generation. Weather-related disruptions and seasonal road restrictions limited the ability to execute on scheduled projects in certain geographies. Additionally, project timing delays resulted in deferred revenue recognition as customer-driven scheduling shifts pushed work into subsequent quarters. The quarter was also characterized by challenging macroeconomic conditions that weighed on customer demand and decision-making. Broader economic uncertainty resulted in extended sales cycles as customers delayed capital spending commitments.

Gross Profit - Building Solutions

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Building Solutions
Gross profit	$1.6	$—	$1.6	N/A

For the three months ended March 31, 2026, Building Solutions contributed $1.6 million to the Company's gross profit. Reduced operational activity resulted in unfavorable fixed cost absorption, putting pressure on overall profitability despite maintaining underlying pricing discipline.

SG&A and Non-Op - Building Solutions

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Building Solutions
SG&A and Non-Op	$3.2	$—	$3.2	N/A
SG&A and Non-Op as a percentage of revenue	27%	N/A	N/A	N/A

For the three months ended March 31, 2026, Building Solutions SG&A and Non-OP expenses were $3.2 million or 27% of revenue. The segment demonstrated effective cost management during the quarter, controlling discretionary spending and maintaining operational efficiency despite the challenging revenue environment. The focus on expense discipline helped partially offset the impact of lower sales volumes on overall profitability.

Index
Operating (Loss) Income and EBITDA - Building Solutions

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Building Solutions
Operating income (loss)	$(1.2)	$—	$(1.2)	N/A
EBITDA (loss)	$(1.4)	$—	$(1.4)	N/A
EBITDA (loss) as a percentage of revenue	(12)%	N/A	N/A	N/A

For the three months ended March 31, 2026, Building Solutions generated operating loss of $1.2 million and EBITDA loss of $1.4 million or 12% of revenue. The quarter's profitability was primarily impacted by lower volume, which compressed gross margins through unfavorable fixed cost absorption. While the segment demonstrated effective cost management and expense discipline on the SG&A side, the revenue shortfall and resulting margin pressure were the primary drivers of the negative EBITDA performance.

Business Services

Revenue - Business Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Business Services
Revenue	$35.0	$31.9	$3.1	10%

For the three months ended March 31, 2026, RPO revenue increased $1.1 million, or 7%, while contracting revenue increased $2.1 million, or 13% compared to 2025.

    In the Americas, revenue increased $1.0 million, or 14%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by RPO revenue, which increased $1.5 million, or 27%, driven by higher demand from existing clients, while contracting revenue decreased $0.6 million, or 50%, due to reduced demand from existing clients.

    In Asia Pacific, revenue increased $2.5 million, or 13%, for the three months ended March 31, 2026, compared to the same period in 2025. Contracting revenue increased $3.2 million, or 26%, due to higher demand from existing clients, partly offset by a decline in RPO revenue of $0.7 million, or 10%, due to a reduction in demand from existing clients.

In EMEA, revenue decreased $0.3 million, or 6%, for the three months ended March 31, 2026, compared to the same period in 2025, driven by a decline in contracting revenue of $0.6 million, or 22%, partially offset by an increase in RPO revenue of $0.2 million, or 7%.

Gross Profit - Business Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Business Services
Gross Profit	$17.4	$16.4	$1.0	6%

For the three months ended March 31, 2026, gross profit increased $1.0 million, or 6%, driven by an increase in RPO gross profit of $1.2 million, compared to the same period in 2025.

Index
    In Americas, gross profit increased by $1.3 million, or 21%, for the three months ended March 31, 2026, compared to the same period in 2025. The growth was primarily driven by an increase of $1.5 million, or 26%, in RPO gross profit, partially offset by a decrease in contracting gross profit of $0.2 million, or 88%, compared to 2025.

    In Asia Pacific, gross profit decreased by $0.6 million, or 8%, for the three months ended March 31, 2026, compared to the same period in 2025, driven by lower RPO gross profit of $0.6 million, coupled with higher contracting gross profit of $0.1 million.

In EMEA, gross profit increased by $0.3 million, or 11%, for the three months ended March 31, 2026, compared to the same period in 2025, driven by primarily by higher RPO gross profit of $0.4 million.

SG&A and Non-Op - Business Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Business Services
SG&A and Non-Op	$18.5	$16.9	$1.6	9%
SG&A and Non-Op as a percentage of revenue	53%	53%	N/A	N/A

For the three months ended March 31, 2026, SG&A and Non-Op increased $1.6 million, or 9%, compared to the same period in 2025, while SG&A and Non-Op as a percentage of revenue was even with the prior year. The increase in SG&A and Non-Op was primarily due to higher compensation costs.

Operating Income and EBITDA - Business Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Business Services
Operating income (loss)	$(0.9)	$(0.3)	$(0.5)	151%
EBITDA (loss)	$(1.0)	$(0.5)	$(0.5)	105%
EBITDA (loss) as a percentage of revenue	(3)%	(2)%	N/A	N/A

For the three months ended March 31, 2026, operating loss was $0.9 million, compared to operating loss of $0.3 million in 2025, and EBITDA loss was $1.0 million, or 3% of revenue, compared to EBITDA loss of $0.5 million, or 2% of revenue, in 2025.

Energy Services

Revenue - Energy Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Energy Services
Revenue	$3.5	$—	$3.5	N/A

    For the three months ended March 31, 2026, Energy Services contributed $3.5 million in revenue, reflecting a gradual recovery in drilling activity across key markets. The segment demonstrated positive momentum during the quarter, with activity levels accelerating as the division continued to capture market share through strong customer relationships and successful new

Index
customer wins. Revenue performance was supported by demand diversification, with non-oil-and-gas applications complementing core energy sector activity.

Gross Profit - Energy Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Energy Services
Gross Profit	$1.5	$—	$1.5	N/A

For the three months ended March 31, 2026, the contribution of Energy Services to the Company's Gross Profit was $1.5 million. The segment delivered strong margin performance during the quarter. The combination of increased activity levels and improved cost absorption supported profitability as the segment executed on opportunities across both traditional energy markets and diversified non-oil-and-gas applications.

SG&A and Non-Op - Energy Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Energy Services
SG&A and Non-Op	$1.1	$—	$1.1	N/A
SG&A and Non-Op as a percentage of revenue	31%	N/A	N/A	N/A

For the three months ended March 31, 2026, Energy Services’ SG&A and non-operating expenses totaled $1.1 million or 31% of revenue. Expenses were generally in line with normal operating levels, with a slight increase in sales commissions reflecting efforts to expand market share during the period.

Operating Income and EBITDA - Energy Services

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Energy Services
Operating income (loss)	$0.5	$—	$0.5	N/M
EBITDA (loss)	$0.8	$—	$0.8	N/M
EBITDA (loss) as a percentage of revenue	25%	N/A	N/A	N/A

N/M = not meaningful

    For the three months ended March 31, 2026, Energy Services reported an operating income of $0.5 million and an EBITDA gain of $0.8 million or 25% of revenue. The segment's profitability reflects the positive momentum established during the quarter, with strong margin performance and increased activity levels driving EBITDA generation.

Index
Investments

Revenue-Investments

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Investments
Revenue	$0.2	$—	$0.2	N/A

For the three months ended March 31, 2026, Investments contributed $0.2 million to the Company’s revenue, reflecting rental income from owned properties.

Gross Profit - Investments

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Investments
Gross profit	$0.1	$—	$0.1	N/A

For the three months ended March 31, 2026, Investments contributed $0.1 million to the Company's gross profit, reflecting rental income after accounting for property depreciation.

SG&A and Non-Op - Investments

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Investments
SG&A and Non-Op	$0.1	$—	$0.1	N/A
SG&A and Non-Op as a percentage of revenue	71%	N/A	N/A	N/A

For the three months ended March 31, 2026, Investments SG&A and Non-Op was $0.1 million.

Operating (Loss) Income and EBITDA - Investments

	Three Months Ended March 31,
	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported
Investments
Operating income (loss)	$—	$—	$—	N/A
EBITDA (loss)	$—	$—	$—	N/A
EBITDA (loss) as a percentage of revenue	29%	N/A	N/A	N/A

For the three months ended March 31, 2026, Investments operating loss was 0.01 million, and EBITDA income was $0.05 million, or 29% of revenue.

Index
Corporate Expenses, Net of Corporate Management Expense Allocations

Corporate expenses were $1.6 million for the three months ended March 31, 2026 as compared to $1.0 million for the same period in 2025, representing an increase of $0.6 million. The increase in corporate expenses was primarily driven by higher compensation costs, reflecting increased salaries and related expenses associated with the acquisition of Star Operating Companies.

Depreciation and Amortization Expense

Depreciation and amortization expense included in operating expenses was $0.3 million for the three months ended March 31, 2026, compared to $0.3 million for the same period in 2025. Depreciation and amortization expense included in cost of revenues was $0.6 million for the three months ended March 31, 2026.

Interest (expense) income, Net

Interest expense, net was $0.0 million for the three months ended March 31, 2026, compared to net interest income of $0.1 million for the same period in 2025.

Other Income (expense), Net

Net other expense was $0.0 million for the three months ended March 31, 2026, compared to net other expense of $0.1 million for the same period in 2025.

Provision for Income Taxes

The benefit from income taxes for the three months ended March 31, 2026 was $0.3 million on $4.1 million of pre-tax loss, compared to a provision for income tax of $0.0 million on $1.7 million of pre-tax loss for the same period in 2025. The effective tax rates for the three months ended March 31, 2026 and 2025 were 7% and negative 2%, respectively. For the three months ended March 31, 2026, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the three months ended March 31, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Net Loss

Net loss attributable to common shareholders was $4.4 million for the three months ended March 31, 2026, compared to net loss of $1.8 million for the three months ended March 31, 2025, an increase in net loss of $2.6 million. Basic and diluted loss per share were both $1.17 for the three months ended March 31, 2026, compared to basic and diluted loss per share of $0.59 for the same period in 2025.

Liquidity and Capital Resources

    As of March 31, 2026, cash and cash equivalents and restricted cash totaled $10.3 million, compared to $13.4 million as of December 31, 2025. The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
$ in millions	2026	2025*
Net cash used in operating activities	$(1.4)	$(0.8)
Net cash provided by investing activities	1.9	—
Net cash used in financing activities	(3.5)	—
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.1)	0.4
Net decrease in cash, cash equivalents, and restricted cash*	$(3.1)	$(0.5)
 *2025 does not sum due to rounding

Index
Cash Flows from Operating Activities

    For the three months ended March 31, 2026, net cash used in operating activities was $1.4 million, compared to $0.8 million during the same period in 2025, resulting in a $0.6 million increase in net cash used. The decline was driven by the Company's increase in net loss in the first quarter of 2026 compared to 2025, partly offset by more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the three months ended March 31, 2026, net cash provided by investing activities was $1.9 million compared to $0.0 million of net cash provided by investing activities in 2025. Net cash used in investing activities in the first quarter of 2026 primarily reflects cash received in connection with sales-leaseback transactions of $3.2 million, partly offset by capital expenditures of $1.3 million.

Cash Flows from Financing Activities

    For the three months ended March 31, 2026, net cash used in financing activities was $3.5 million, compared to net cash used in financing activities of $0.0 million in 2025. Net cash used in financing activities primarily reflects net cash paid from borrowings of $2.2 million, as well as repurchases of shares of common stock of $0.7 million, and preferred stock dividends paid of $0.6 million in the current year.

Credit Facilities

See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements for further details.

Liquidity and Capital Resources Outlook

    As of March 31, 2026, the Company had cash and cash equivalents on hand of $8.1 million, as well as our lines of credit and other debt instruments. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of March 31, 2026. The Company’s near-term cash requirements during 2026 are primarily related to the funding of the Company’s operations.

    As of March 31, 2026, $4.6 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Singapore ($0.9 million), Hong Kong ($0.8 million), the U.K. ($0.6 million), India ($0.3 million), the Philippines ($0.3 million), and China ($0.2 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Off-Balance Sheet Arrangements

    As of March 31, 2026, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company had $0.2 million of legal reserves as of both March 31, 2026 and December 31, 2025. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.

Critical Accounting Policies and Estimates

    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 20, 2026 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the three months ended March 31, 2026.

Index
FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) changes in the cost and availability of commodities, materials, and equipment, (3) risks related to providing uninterrupted service to clients, (4) the ability of clients to terminate their relationship with the Company at any time, (5) risks associated with real estate ownership, (6) the Company’s ability to successfully achieve its strategic initiatives, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) risks related to potential acquisitions or dispositions of businesses by the Company, (9) our profitability and growth being tied to the success of our operating businesses, (10) risks associated with our financial investments in other businesses, (11) our ability to improve existing products and services and develop, introduce, and market new products and services successfully, (12) the loss of or material reduction in our business with any of the Company’s largest customers, (13) competition in the Company’s markets, (14) risks related to potential decreases in demand for products, (15) our ability to maintain costs at an acceptable level, (16) the negative cash flows and operating losses that may recur in the future, (17) risks related to international operations, including foreign currency fluctuations, political events, trade wars, natural disasters or health crises, including the Russia-Ukraine war and conflict in the Middle East, (18) risks relating to how future credit facilities may affect or restrict our operating flexibility, (19) our ability to generate or borrow sufficient cash to make payments on our indebtedness, (20) risks related to indebtedness, (21) risks associated with the Company’s investment strategy, (22) the Company’s dependence on key management personnel, (23) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (24) the Company’s ability to collect accounts receivable, (25) the Company’s exposure to legal proceedings, investigations and disputes, and limits on related insurance coverage, (26) the Company’s ability to utilize net operating loss carryforwards, (27) the potential for goodwill impairment, (28) volatility of the Company’s stock price, (29) risks related to our historically low trading volume, (30) risks related to securities or industry analysts, (31) the Company’s ability to declare dividends, (32) risks associated with failure to pay dividends on our Series A Preferred Stock, (33) our history of annual net losses, (34) risks related to our international operations, (35) risks related to compliance with federal and state laws, regulations, and other rules, (36) our exposure to employment-related claims, legal liability, and costs from clients, employees, and regulatory authorities, (37) risks related to the imposition of licensing or tax requirements or new regulations, (38) the effect of Anti-takeover provisions in our organizational documents, (39) the effect of the protective amendment contained in our Restated Certificate of Incorporation, (40) the impact of our stockholder rights plan, or “poison pill,” on stockholder decision making, (41) risks related to our scaled disclosure requirements as a smaller reporting company, (42) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (43) the adverse impacts of cybersecurity threats and attacks, and (44) risks related to the use of new and evolving technologies. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

Management has determined that the effectiveness of ADT’s controls will be assessed in 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

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

ITEM 1A.    RISK FACTORS

    In evaluating us and our securities, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2026 - January 31, 2026	9,791	$10.54	9,791	$2,377,607
February 1, 2026 - February 28, 2026	27,009	$10.10	27,009	$2,104,816
March 1, 2026 - March 31, 2026	33,624	$9.97	33,624	$1,769,715
Total	70,424	$10.10	70,424

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

In the third quarter of 2025, the Company completed its $5 million share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3 million of its outstanding common stock. During the three months ended March 31, 2026, the Company repurchased on the open market a total of 70,424 shares of its common stock for an aggregate cost of $0.7 million under these authorizations. As of March 31, 2026, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 1,018,806 shares for a total cost of $16.2 million, completing the August 8, 2023 authorization and leaving $1.8 million available for purchase under the September 10, 2025 authorization. During the three months ended March 31, 2025, no repurchases of shares were made by the Company under this authorization.

On December 31, 2025, we adopted a Rule 10b-18 and 10b5-1 trading plan (the "10b5-1 Plan") which allows the Company to purchase shares of our common stock under our announced repurchase programs during certain restricted blackout periods. The 10b5-1 Plan allows for the purchase of up to an aggregate of the lower of (i) common stock totaling a combined $2,000,000 purchase price, excluding commissions; or (ii) 350,000 shares of common stock. Shares of common stock purchased pursuant to the 10b5-1 Plan may only be purchased in accordance with trading requirements adopted by the Company and there can be no assurance as to how many shares of common stock, if any, will be purchased pursuant to the 10b5-1 Plan or at what price any such shares of common stock will be purchased.

Index

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) or Regulation S-K.

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
101*
The following materials from Star Equity Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.
(Registrant)

Dated:	May 12, 2026	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2026	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Accounting Officer
(Principal Financial Officer)