Form 10-Q
period 2026-06-30
Star Equity Holdings, Inc.
filed 2026-08-14
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2026
Common Stock - $0.001 par value	3,689,403

STAR EQUITY HOLDINGS, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Building Solutions	$14,612	$—	$26,210	$—
Business Services	36,385	35,541	71,390	67,407
Energy Services	3,944	—	7,402	—
Investments	—	—	—	—
Total revenues	54,941	35,541	105,002	67,407

Cost of revenues:
Building Solutions	11,454	—	21,411	—
Business Services	18,570	16,906	36,129	32,374
Energy Services	2,048	—	3,963	—
Investments	74	—	149	—
Total cost of revenues	32,146	16,906	61,652	32,374

Gross profit	22,795	18,635	43,350	35,033

Operating expenses:
Salaries and related	17,967	14,837	36,707	29,182
Office and general	4,873	2,793	9,470	5,357
Marketing and promotion	1,001	971	1,923	1,901
Depreciation and amortization	324	245	635	528
Total operating expenses	24,165	18,846	48,735	36,968
Operating loss	(1,370)	(211)	(5,385)	(1,935)
Non-operating income (expense):
Interest income (expense), net	—	54	(13)	125
Other (expense) income, net	(208)	(186)	(239)	(257)
Loss before income taxes	(1,578)	(343)	(5,637)	(2,067)
Provision for income taxes	270	345	4	377
Net loss	(1,848)	(688)	(5,641)	(2,444)
Dividend on Series A Perpetual preferred stock	(603)	—	(1,195)	—
Net loss attributable to common shareholders	$(2,451)	$(688)	$(6,836)	$(2,444)
Loss per share:
Basic	$(0.50)	$(0.23)	$(1.51)	$(0.82)
Diluted	$(0.50)	$(0.23)	$(1.51)	$(0.82)
Loss per share attributable to common shareholders:
Basic	$(0.66)	$(0.23)	$(1.84)	$(0.82)
Diluted	$(0.66)	$(0.23)	$(1.84)	$(0.82)
Weighted-average shares outstanding:
Basic	3,704	2,995	3,724	2,990
Diluted	3,704	2,995	3,724	2,990

Dividends declared per share of Series A Perpetual preferred stock	$0.25	$—	$0.50	$—

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive loss:
Net loss	$(1,848)	$(688)	$(5,641)	$(2,444)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes	(81)	1,124	(164)	1,548
Total other comprehensive (loss) income, net of income taxes	(81)	1,124	(164)	1,548
Comprehensive (loss) income	$(1,929)	$436	$(5,805)	$(896)

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$10,269
Restricted cash, current	1,540	1,819
Investments in equity securities	4,262	3,767
Accounts receivable, less allowance for expected credit losses of $289 and $275, respectively	34,940	35,220
Inventories, net	6,954	6,988
Note receivable, current portion	236	256
Prepaid and other	3,059	4,168
Total current assets	57,825	62,487
Property and equipment, net of accumulated depreciation of $7,632 and $6,367, respectively	16,598	18,610
Operating lease right-of-use assets	13,718	11,675
Goodwill	5,899	5,944
Intangible assets, net of accumulated amortization of $5,117 and $4,795, respectively	1,355	1,688
Long-term investments	953	953
Notes receivable, net of current portion	8,948	8,629
Deferred tax assets, net	2,374	1,911
Restricted cash, non-current	551	1,322
Other assets	15	12
Total assets	$108,236	$113,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,352	$4,769
Accrued salaries, commissions, and benefits	7,734	7,526
Accrued expenses and other current liabilities	5,237	6,907
Short-term debt	8,962	8,473
Deferred revenue	1,442	1,496
Operating and finance lease obligations, current	729	655
Total current liabilities	29,456	29,826
Income tax payable	101	99
Operating lease obligations	13,383	11,235
Long-term debt, net of current portion	5,123	6,056
Other liabilities	376	308
Total liabilities	48,439	47,524
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value; 10,000 shares authorized: 2,776 and 2,691 shares issued; 2,455 and 2,370 shares outstanding, respectively	3	3
Common stock, $0.001 par value, 20,000 shares authorized; 5,398 and 5,366 shares issued; 3,699 and 3,755 shares outstanding, respectively	5	5
Additional paid-in capital	530,922	530,136
Accumulated deficit	(441,575)	(435,934)
Accumulated other comprehensive loss, net of applicable tax	(1,528)	(1,364)
Treasury stock, at cost: 1,699 and 1,611 common shares, respectively, and 321 preferred shares for both periods	(28,030)	(27,139)
Total stockholders’ equity	59,797	65,707
Total liabilities and stockholders’ equity	$108,236	$113,231

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,641)	$(2,444)
Adjustments to reconcile net loss to net cash used by operating activities:
Total depreciation and amortization	1,876	528
Provision for expected credit losses	209	19
Benefit from deferred income taxes	(494)	(166)
Stock-based compensation	1,191	629
Non-cash interest income	(468)	—
Gain on sale-leaseback of real estate	(37)	—
Realized gain on sale of investments	(496)	—
Unrealized loss on equity securities	376	—
Gross profit from sale of lost-in-hole equipment	(364)	—
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	262	(2,340)
Inventories	34	—
Prepaid and other assets	1,409	332
Deferred revenue	(54)	—
Accounts payable, accrued expenses, and other liabilities	(925)	2,779
Net cash used in operating activities	(3,122)	(663)
Cash flows from investing activities:
Capital expenditures	(2,798)	(43)
Proceeds from sale-leaseback of real estate	3,211	—
Proceeds from sale of lost-in-hole equipment	394	—
Proceeds from sale of property and equipment	30	—
Purchases of equity securities	(1,591)	—
Proceeds from sales of equity securities	1,138	—
Repayment of note receivable	169	—
Net cash provided by (used in) investing activities	553	(43)
Cash flows from financing activities:
Proceeds from borrowings	22,999	—
Repayment of debt	(23,529)	—
Net borrowings under invoice finance credit facility	44	—
Preferred stock dividends paid	(1,195)	—
Proceeds from issuance of preferred stock	790	—
Purchase of treasury stock (including payment of tax withholdings)	(869)	—
Cash paid for net settlement of employee restricted stock units	(22)	(31)
Net cash used in financing activities	(1,782)	(31)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(134)	593
Net decrease in cash, cash equivalents, and restricted cash	(4,485)	(144)
Cash, cash equivalents, and restricted cash, beginning of the period	13,410	17,667
Cash, cash equivalents, and restricted cash, end of the period	$8,925	$17,523
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$519	$—
Cash received during the period for interest	$38	$97
Net cash payments during the period for income taxes	$581	$543
Cash paid for amounts included in operating lease liabilities	$1,077	$402
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,494	$361

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2025	2,691	$3	5,366	$5	$530,136	$(435,934)	$(1,364)	(1,611)	$(27,139)	$65,707
Stock-based compensation	—	—	23	—	484	—	—	—	—	484
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(70)	(712)	(712)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(9)	(9)
Accumulated other comprehensive loss	—	—	—	—	—	—	(83)	—	—	(83)
Dividends to holders of preferred stock ($0.250 per share)	—	—	—	—	(592)	—	—	—	—	(592)
Net loss	—	—	—	—	—	(3,793)	—	—	—	(3,793)
Balance at March 31, 2026	2,691	$3	5,389	$5	$530,028	$(439,727)	$(1,447)	(1,682)	$(27,860)	$61,002
Stock-based compensation	2	—	9	—	707	—	—	—	—	707
Issuance of preferred stock	83	—	—	—	790	—	—	—	—	790
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(16)	(157)	(157)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(13)	(13)
Accumulated other comprehensive loss	—	—	—	—	—	—	(81)	—	—	(81)
Dividends to holders of preferred stock ($0.250 per share)	—	—	—	—	(603)	—	—	—	—	(603)
Net loss	—	—	—	—	—	(1,848)	—	—	—	(1,848)
Balance at June 30, 2026	2,776	$3	5,398	$5	$530,922	$(441,575)	$(1,528)	(1,699)	$(28,030)	$59,797

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	4,033	$4	$494,209	$(430,017)	$(2,717)	(1,283)	$(21,051)	$40,428
Stock-based compensation	—	—	2	—	386	—	—	—	—	386
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(8)	(8)
Accumulated other comprehensive income	—	—	—	—	—	—	424	—	—	424
Net loss	—	—	—	—	—	(1,756)	—	—	—	(1,756)
Balance at March 31, 2025	—	$—	4,035	$4	$494,595	$(431,773)	$(2,293)	(1,284)	$(21,059)	$39,474
Stock-based compensation	—	—	7	—	243	—	—	—	—	243
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(3)	(23)	(23)
Accumulated other comprehensive income	—	—	—	—	—	—	1,124	—	—	1,124
Net loss	—	—	—	—	—	(688)	—	—	—	(688)
Balance at June 30, 2025	—	$—	4,042	$4	$494,838	$(432,461)	$(1,169)	(1,287)	$(21,082)	$40,130

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

NOTE 2 – DESCRIPTION OF BUSINESS

Star Equity Holdings, Inc. (“Star Equity,” “Star”, the “Company,” “we,” or “our”) is a multi-industry diversified holding company with four segments: Building Solutions, Business Services, Energy Services, and Investments. Our common stock and Series A preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP,” respectively.

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

STAR-HUDSON MERGER

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

The accompanying condensed consolidated financial statements include the financial results of SOC beginning on August 22, 2025 and reflect the post-merger results of the Building Solutions, Energy Services, and Investments segments for the period from January 1, 2026 through June 30, 2026. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Our Energy Services segment currently consists of Alliance Drilling Tools, Inc. ("ADT"), a Wyoming and Texas based provider of drilling tools and services to the Energy industry, a key sector of the economy. ADT is a full-service downhole drilling tool company which provides sale and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows for the majority of costs, such as freight, repairs, and damages, to be passed directly to customers.

Our Investments segment holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments segment manages internally funded, concentrated minority investments in a small number of public companies. It also holds and manages a promissory note and a private equity stake in Catalyst MedTech LLC ("Catalyst"), a provider of medical imaging equipment and services. SOC acquired these interests in May 2023 as a result of the sale of Digirad Health. Our Investments segment also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which currently have a carrying value of zero.

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

Long-Term Investments

As a part of the sale of Digirad Health, Star Operating Companies received common equity in Insignia TTG Parent LLC (“Catalyst Parent”), the parent entity of Catalyst formerly known as TTG Imaging Solutions, LLC. In accounting for this investment, we have elected the measurement alternative under ASC 321 “Accounting for Investments in Equity Securities”. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. Each reporting period, we perform a qualitative and quantitative assessment considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators include, but are not limited to, significant deterioration in earnings performance, significant adverse changes in the regulatory or economic environment, and working capital deficiencies. If an investment is determined to be impaired, we include an impairment loss as a component of other income (expense) equal to the difference between the fair value of the investment and its carrying amount. During the period ended June 30, 2026, we recognized no impairment loss on this investment.

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

Debt Issuance Costs

We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of June 30, 2026, we have no unamortized debt issuance costs.

Shipping and Handling Fees and Costs

We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $808 and $1,622 for the three and six months ended June 30, 2026, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Total advertising and marketing costs for the three and six months ended June 30, 2026 were $1,001 and $1,923, respectively, and $971 and $1,901 for the three and six months ended June 30, 2025, respectively.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after January 1, 2025, and the Company adopted the guidance on a prospective basis, with prior periods not revised. The adoption of ASU 2023‑09 did not have an impact on the Company’s income tax recognition or measurement, and only affects the Company’s annual income tax footnote disclosure.

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

In December 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements”. The amendments clarify the scope of ASC 270, Interim Reporting, by specifying when an entity is subject to ASC 270 and by addressing the form and content of interim financial statements and related disclosure requirements. The ASU also consolidates into ASC 270 a list of interim disclosures required by other Topics and emphasizes that interim disclosures should focus on events and changes since the most recent annual reporting period that have a material effect on the entity. The amendments are effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively to any or all prior interim periods presented, with early adoption permitted. The Company is currently evaluating the impact of this guidance and does not expect the adoption to have a material effect on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑12, “Codification Improvements”, which makes technical corrections, clarifications, and other minor improvements to various Topics in the Codification, including guidance related to earnings per share, treasury stock, income taxes, and other areas. The amendments are intended to improve the consistency and clarity of U.S. GAAP without creating new substantive requirements. The amendments are effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted in both interim and annual periods. The Company is currently evaluating the impact of this guidance and does not expect the adoption to have a material effect on its consolidated financial statements.

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

NOTE 4 – REVENUE RECOGNITION

Building Solutions Revenue Recognition. Within the Building Solutions segment, we service residential and commercial construction projects by manufacturing modular housing units and other products, supplying general contractors with building materials, and providing glue-laminated timber products (“glulam”) to distributors and end users. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems, and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. TT manufactures glulam for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion. There are no contracts as of June 30, 2026 that are subject to over time recognition.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. No bonuses were approved and paid to our contract employees in the three and six months ended June 30, 2026 and 2025.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the six months ended June 30, 2026 and 2025.

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

Energy Services Revenue Recognition. ADT is principally engaged in the business of renting drilling tools. We also sell new drilling tools, drilling parts, supplies, and used rental tools. In addition, ADT offers repair services to support its customers. Tools purchased for sale are recorded as inventory. Tools intended for rental are recorded as part of fixed assets. Equipment rental revenue is recognized on a straight-line basis over the length of the rental contract. New tools, parts, and supplies sales are recognized as revenue upon transfer of control, which generally occurs when products are picked up by or delivered to the customer. Repair services revenues are recognized in the period the services are provided. Upon the sale of other rental tools from fixed assets, we recognize a gain or loss on the sale in other (expense) income, net.

ADT’s equipment rental agreements generally contain provisions whereby should the rented tools or components provided to a customer be deemed to be irretrievably lost during drilling operations, commonly referred to as “lost-in-hole,” the Company has the right to receive reimbursement for such losses. Amounts billed to customers are at an agreed upon price relative to the specific piece of equipment, the revenue of which is recognized at the time the loss of the equipment is confirmed. The gross profit recognized from lost-in-hole transactions is normally calculated as the difference between the amounts billed to the customer and the net book value of the lost equipment. This gross profit is presented as a separate line item in the statement of cash flows under operating activities, and the cash received in connection with these activities is presented as an offset to cash purchases of property and equipment in the investing section of the statement of cash flows, to the extent it does not exceed the cash used for the purchases of the replacement equipment. Revenue recognized for the period

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
ended June 30, 2026, totaled $172. No significant lost-in-hole reimbursements were outstanding or contingent as of the end of the second quarter.

Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year. There are no liabilities associated with billings in excess of costs at June 30, 2026.

Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for these costs when the amortization period is one year or less. These costs primarily consist of internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the associated revenue is recognized. As of June 30, 2026, there were no contract costs recognized.

Deferred Revenue. Deferred revenue represents customer deposits and advanced payments for contracts that are subject to point-in-time recognition, or payments received prior to transferring control of services to customers. We have determined our contracts do not include a significant financing component.

Changes in deferred revenue for the six months ended June 30, 2026 are as follows:

Balance at December 31, 2025	$1,496
Revenue recognized that was included in balance at beginning of the year	(1,271)
Deferred revenue, net, related to contracts entered into during the year	1,217
Balance at June 30, 2026	$1,442

Disaggregation of Revenue

    The following tables present our revenue disaggregated by major source for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30, 2026
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$17,079	$—	$17,079
Revenue from Contracting Customers	—	19,306	—	19,306
Revenue from Other Contracts with Customers	14,612	—	3,944	18,556
Total Revenues	$14,612	$36,385	$3,944	$54,941

Timing of Revenue Recognition
Services and goods transferred over time	$—	$25,375	$2,395	$27,770
Services and goods transferred at a point in time	14,612	11,010	1,549	27,171
Total Revenues	$14,612	$36,385	$3,944	$54,941

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30, 2026
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$33,903	$—	$33,903
Revenue from Contracting Customers	—	37,487	—	37,487
Revenue from Other Contracts with Customers	26,210	—	7,402	33,612
Total Revenues	$26,210	$71,390	$7,402	$105,002

Timing of Revenue Recognition
Services and goods transferred over time	$—	$49,678	$5,079	$54,757
Services and goods transferred at a point in time	26,210	21,712	2,323	50,245
Total Revenues	$26,210	$71,390	$7,402	$105,002

Three Months Ended June 30, 2025
Business Services
Major Goods/Service Lines
Revenue from RPO Customers	$17,428
Revenue from Contracting Customers	18,113
Total Revenues	$35,541

Timing of Revenue Recognition
Services and goods transferred over time	$25,535
Services and goods transferred at a point in time	10,006
Total Revenues	$35,541

Six Months Ended June 30, 2025
Business Services
Major Goods/Service Lines
Revenue from RPO Customers	$33,170
Revenue from Contracting Customers	34,237
Total Revenues	$67,407

Timing of Revenue Recognition
Services and goods transferred over time	$48,655
Services and goods transferred at a point in time	18,752
Total Revenues	$67,407

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

In accordance with ASC 805, Business Combinations, the Company accounted for this transaction as a business combination and recorded the acquired assets and assumed liabilities of SOC at their respective fair values as of the acquisition date. As of June 30, 2026, the purchase price allocation has been finalized, including the valuation of property and equipment, intangible assets, inventory, income taxes, and goodwill, among other items. The fair values of assets acquired and liabilities assumed were determined using valuation techniques consistent with ASC 820, Fair Value Measurement. These fair value measurements are considered nonrecurring and were determined as of the acquisition date. As noted in Note 2, Description of Business, SOC is reported as part of our Building Solutions, Energy Services, and Investments segments. The Company incurred transaction costs related to the SOC Acquisition of $1,600 that were expensed as part of “Office and general”.

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

The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2026, included revenue of $18,556 and $33,612, and net loss of $384 and $2,633, respectively, from SOC.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The following represents certain information from the unaudited pro forma Condensed Consolidated Statement of Operations as if SOC had been included in the consolidated results of the Company for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
Pro-forma	2025	2025
Revenue	$59,249	$104,039
Gross profit	$24,888	$44,422
Net income (loss)	$2,763	$(169)
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

The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2026, included revenue of $243 and $471, and net loss of $68 and $151, respectively, from ACG.

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

    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On August 21, 2025, the Company’s stockholders at the 2025 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 400,000 shares and to permit the issuance of 175,000 shares of the Company’s preferred stock. As of June 30, 2026, there were 66,167 shares of the Company’s common stock and 140,320 of shares of preferred stock available for future issuance under the ISAP, respectively.
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

For the six months ended June 30, 2026, the Company granted a total of 296,648 RSUs to employees, comprised of: (i) 111,239 performance-based RSUs subject to performance conditions; (ii) 140,178 performance-based RSUs granted under the 2026 LTIP for the three-year period; and (iii) 45,231 time-vested RSUs not subject to performance conditions. The 45,231 time-vested RSUs vest on the first anniversary of the grant date, with each RSU representing the right to receive one share of the Company's common stock upon settlement.
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

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the six months ended June 30, 2026 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (3)	10,695
Performance and service conditions - Type 1 (2) (3)	240,722
Service conditions only - Type 2 (4)	45,231
Total shares of stock award granted	296,648

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

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock, and prior to the acquisition of SOC were payable in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. Restricted stock units granted to directors vest over one year. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2026, the Company granted a total of 33,024 RSUs to its non-employee directors.

As of June 30, 2026, 4,301 restricted stock units are deferred under the Company’s ISAP.

For the three and six months ended June 30, 2026 and 2025, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	707	243	1,191	629

Restricted Stock Units

    As of June 30, 2026, the Company had $3,501 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.0 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Changes in the Company’s restricted stock units for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30, 2026
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2026	62,266	$13.64	197,485	$11.75	259,751	$12.20
Granted	251,417	$9.91	45,231	$11.39	296,648	$10.14
Vested	(17,118)	$13.14	(7,007)	$15.07	(24,125)	$13.70
Forfeited	(23,508)	$13.16	—	$—	(23,508)	$13.16
Unvested restricted stock units at June 30, 2026	273,057	$10.28	235,709	$11.58	508,766	$10.88
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

	Six Months Ended June 30, 2025
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2025	55,591	$17.58	128,474	$14.96	184,065	$15.75
Granted	48,688	$13.15	7,868	$10.04	56,556	$12.72
Vested	(7,280)	$35.57	(11,522)	$12.46	(18,802)	$21.41
Forfeited	(48,311)	$14.87	(3,264)	$20.97	(51,575)	$15.26
Unvested restricted stock units at June 30, 2025	48,688	$13.15	121,556	$14.72	170,244	$14.27

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

Effective Tax Rate

    The provision for income taxes for the six months ended June 30, 2026 was $4 on a pre-tax loss of $5,637, compared to a provision for income taxes of $377 on pre-tax loss of $2,067 for the same period in 2025. The Company’s effective income tax rate ("ETR") was negative 0.08% and negative 18% for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the six months ended June 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Uncertain Tax Positions

    As of both June 30, 2026 and December 31, 2025, the Company had $60, respectively, of unrecognized tax benefits, excluding interest and penalties, which, if recognized in the future, would lower the Company’s effective income tax rate.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of June 30, 2026 and December 31, 2025, the Company had $41 and $39, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2026, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2026 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of June 30, 2026 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of June 30, 2026 and December 31, 2025. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

Within our Building Solutions and Energy Services segments, accounts receivable consist principally of trade receivables from customers. These are recorded at the invoiced amount and are generally unsecured and due within 30 days. Trade receivables do not bear interest. We use an expected loss methodology. This methodology includes information about past events, current economic conditions and reasonable and supportable forecasts that impact the collectability of the reported amounts of the receivables over their lifetime. Within the Current Expected Credit Losses (“CECL”) guidelines, we utilize a “probability of default” methodology to determine expected credit losses under the CECL model. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. Our “probability of default” methodology principally entails evaluating the collectability of our trade receivables and providing reserves for doubtful accounts based on our historical experience rate, known collectability issues and disputes, and our bad debt write-off history. Within our Business Services segment, accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates.

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

Unbilled receivables of $4,042 and $6,960 as of June 30, 2026 and December 31, 2025, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
Accounts Receivable:	2026	2025
Billed receivables	$31,187	$28,535
Unbilled receivables	4,042	6,960
Accounts Receivable, Gross	35,229	35,495
Allowance for expected credit losses	(289)	(275)
Accounts Receivable, Net	$34,940	$35,220

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$310	$227	$275	$391
Provision for expected credit losses	158	13	209	19
Write-offs	(179)	(35)	(195)	(205)
Ending Balance	$289	$205	$289	$205

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 9 – DEBT
A summary of debt outstanding as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026		December 31, 2025
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - KeyBank KBS	$682	6.68%	$—	—%
Revolving Credit Facility - Premier EBGL	3,439	7.25%	3,969	7.25%
Revolving Credit Facility - Austin ADT	1,457	9.25%	1,205	9.25%
Revolving Credit Facility - NAB	1,470	7.86%	1,385	7.36%
Total Short-term Revolving Credit Facilities	7,048	7.74%	6,559	7.64%

Austin - ADT Term Loan	160	9.25%	160	9.25%
Term Loan Secured by Mortgage	354	7.50%	354	7.50%
Bridgewater - TT Term Loan	1,400	7.85%	1,400	7.85%
Total Short-term Debt	8,962	7.77%	8,473	7.70%

Austin - ADT Term Loan, net of current portion	280	9.25%	359	9.25%
Term Loan Secured by Mortgage, net of current portion	2,166	7.50%	2,320	7.50%
Bridgewater - TT Term Loan, net of current portion	2,677	7.85%	3,377	7.85%
Long Term Debt, net of current portion	5,123	7.78%	6,056	7.80%

Total Debt	$14,085	7.77%	$14,529	7.74%

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

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Premier Facility

On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6,000 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory, and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.50% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2026. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts receivable, and other intangibles. As of June 30, 2026, availability under the Premier Loan Agreement was approximately $2,397. Premier holds $600 of restricted cash associated with the Premier Facility.

Financial covenants associated with the Premier Loan Agreement require that at the end of each calendar year the EBGL Borrowers maintain (a) a debt service coverage ratio for any calendar year of greater than 1.25; (b) a debt-to-equity ratio of less than 1.65; (c) a fixed charge coverage ratio of greater than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2025, the EBGL Borrowers were in compliance with the Premier Loan Agreement covenants.

KeyBank Facility

On April 24, 2024, KBS entered into a Loan and Security Agreement (the “KeyBank Loan Agreement”) with KeyBank National Association (“KeyBank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the KeyBank Loan Agreement. All borrowings under the KeyBank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the KeyBank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). The KeyBank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by KeyBank. SOC signed an extension on July 29, 2025 extending the Maturity Date to July 29, 2026. The Company signed a further extension on July 31, 2026 extending the Maturity Date to October 27, 2026. The KeyBank Loan Agreement also provides for certain fees payable to KeyBank. KBS’ obligations under the KeyBank Loan Agreement are guaranteed by SOC and secured by all of KBS’ inventory, equipment, accounts and other intangibles, if applicable, and all proceeds of the foregoing. Simultaneous with the execution of the KeyBank Loan Agreement, SOC entered into that certain Guaranty, dated April 24, 2024 (the “Guaranty”), pursuant to which SOC agreed to guarantee all amounts borrowed by KBS under the KeyBank Loan Agreement.

The KeyBank Loan Agreement requires that KBS maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.00, measured quarterly (the "FCCR Covenant"). KBS did not meet the FCCR Covenant as of June 30, 2026. The Company has requested a waiver from KeyBank. Amounts outstanding under the KeyBank Loan Agreement are classified as current liabilities in the condensed consolidated balance sheets. The availability under the line of credit was $3,318 as of June 30, 2026.

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

In connection with the Bridgewater Loan agreement, an amount of $1,000 was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and SOC shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that SOC maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive measurement dates, Bridgewater shall release a portion of the deposit. As of June 30, 2026, Bridgewater has released $500. The remaining $500 deposit is recorded in Restricted cash, non current in the Condensed Consolidated Balance Sheets.

Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period. TT was in compliance with its covenants as of June 30, 2026.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2026, there was $1,470 outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $35 and $64 for the three and six months ended June 30, 2026, and $4 and $8 for the three and six months ended June 30, 2025, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2026.

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

On December 16, 2025, ADT entered into three purchase and sale agreements with Custom Capital Strategies, Inc. (“Custom Capital”), pursuant to which the parties agreed to consummate three sale and leaseback transactions of three different properties in Texas, Utah, and Wyoming.

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

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$796	$291	$1,508	$575

Finance lease cost:
Amortization of finance lease assets	$9	$—	$19	$—
Interest on finance lease liabilities	—	—	—	—
Total finance lease cost	$9	$—	$19	$—

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,077	$402
Financing cash flows from finance leases	$9	N/A

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,494	$361

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)
Operating leases	14.8	13.8
Finance leases	0.6	0.9

Weighted average discount rate
Operating leases	12.69%	12.80%
Finance leases	5.72%	5.76%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2026 were as follows:

	Operating Leases	Finance Leases
2026 (for the remainder of the year)	$1,271	$6
2027	2,348	1
2028	2,095	—
2029	2,107	—
2030	1,922	—
2031 and thereafter	24,814	—
Total future minimum lease payments	34,557	7
Less amounts representing interest	(20,452)	—
Present value of lease obligations	$14,105	$7

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the six months ended June 30, 2026 and the twelve months ended December 31, 2025, the changes in carrying amount of goodwill were as follows:

Carrying Value
2026
Goodwill, January 1,	$5,944
Currency translation	(45)
Goodwill, June 30, 2026	$5,899

Carrying Value
2025
Goodwill, January 1,	$5,703
Acquisitions	242
Currency translation	(1)
Goodwill, December 31, 2025	$5,944

Intangible Assets
The Company’s intangible assets consisted of the following components as of June 30, 2026 and December 31, 2025:

June 30, 2026	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.2	$145	$(130)	$15
Trade name	5.0	1,658	(1,006)	652
Customer lists	1.3	4,012	(3,324)	688
Developed technology	—	657	(657)	—
		$6,472	$(5,117)	$1,355

December 31, 2025	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.7	$147	$(133)	$14
Trade name	5.4	1,662	(933)	729
Customer lists	1.8	4,017	(3,072)	945
Developed technology	—	657	(657)	—
		$6,483	$(4,795)	$1,688

Amortization expense for the three and six months ended June 30, 2026 was $170 and $329, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the six months ended June 30, 2026 and 2025.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2026, and for each of the next fiscal years are as follows:

2026	$339
2027	574
2028	130
2029	110
2030	110
Thereafter	92
$1,355

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2026 Beginning Balance	Acquisition	Amortization	Translation and Other	June 30, 2026 Ending Balance
Non-compete agreements	$14	$—	$(1)	$2	$15
Trade name	729	—	(74)	(3)	652
Customer lists	945	—	(254)	(3)	688
	$1,688	$—	$(329)	$(4)	$1,355

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of June 30, 2026:

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,262	$—	$—	$4,262
Total	$4,262	$—	$—	$4,262

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,767	$—	$—	$3,767
Total	$3,767	$—	$—	$3,767

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

Equity Securities

The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2026, and is recorded in “Investments in equity securities” in the Condensed Consolidated Balance Sheets.

Gains and losses from investments in equity securities are recorded in other income (expense) in the Condensed Consolidated Statements of Operations and included the following for the period ended June 30, 2026.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Unrealized loss on equity securities	$(668)	$(945)
Unrealized gain on equity securities	314	569
Realized gain on equity securities	316	496
Total (loss) gain on equity securities	$(38)	$120

Lumber Derivative Contracts

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2026, we did not have any lumber derivatives contracts open.

Gains and losses from lumber derivative contracts are recorded in the cost of revenues in the Condensed Consolidated Statements of Operations. There were no unrealized or realized gains or losses on lumber derivatives for the three and six months ended June 30, 2026.

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

    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three and six months ended June 30, 2026 and 2025 was as follows:

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss per share attributable to common shareholders (“EPS”):
Basic	$(0.66)	$(0.23)	$(1.84)	$(0.82)
Diluted	$(0.66)	$(0.23)	$(1.84)	$(0.82)
EPS numerator - basic and diluted:
Net loss attributable to common shareholders	$(2,451)	$(688)	$(6,836)	$(2,444)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,704	2,995	3,724	2,990
Common stock equivalents: restricted stock units and restricted shares of common stock (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	3,704	2,995	3,724	2,990

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

In the third quarter of 2025, the Company completed its $5,000 share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3,000 of its outstanding common stock. During the six months ended June 30, 2026, the Company repurchased on the open market a total of 86,257 shares of its common stock for an aggregate cost of $0.9 million under these authorizations. As of June 30, 2026, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 1,034,639 shares for a total cost of $16.4 million, completing the August 8, 2023 authorization and leaving $1.6 million available for purchase under the September 10, 2025 authorization. During the six months ended June 30, 2025, no repurchases of shares were made by the Company.

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

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 15 – PERPETUAL PREFERRED STOCK

Holders of shares of our Series A Preferred Stock are entitled to receive, when, as, and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10% per annum of the liquidation preference of $10 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for 6 or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank would be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. The Series A Preferred Stock is not subject to redemption by the Company.

On February 13, 2026, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share. The record date for this dividend was March 1, 2026, and the payment date was March 10, 2026. On May 15, 2026, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share. The record date for this dividend was June 1, 2026, and the payment date was June 10, 2026. As of June 30, 2026, we are current on our preferred dividend payments.

On May 18, 2026, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") under which the Company may offer and sell, from time to time, shares of its 10% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). Sales of Series A Preferred Stock under the Sales Agreement, if any, are made by any method permitted by law and deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Global Select Market.

During the three months ended June 30, 2026, the Company sold 82,764 shares of Series A Preferred Stock under the Sales Agreement at a weighted average price of $9.86 per share, for gross proceeds of approximately $816. After deducting commissions and fees of approximately $25, the Company received net proceeds of approximately $790.

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

Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the acquisition of SOC on August 22, 2025, our business segments are organized into the following four reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources:

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

Segment information for the three and six months ended June 30, 2026 and 2025, respectively, is as follows:

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For The Three Months Ended June 30, 2026
Revenues	$14,612	$36,385	$3,944	$158	$(158)	$54,941
Cost of revenues	11,454	18,570	2,048	74	—	32,146
Gross profit (a)	3,158	17,815	1,896	84	(158)	22,795
Salaries and related	(1,786)	(14,369)	(583)	—	(1,229)	(17,967)
Office and general	(1,074)	(2,032)	(506)	(157)	(1,104)	(4,873)
Marketing and promotion	(11)	(982)	(8)	—	—	(1,001)
Operating expenses depreciation and amortization	(101)	(213)	—	—	(10)	(324)
Operating income / (loss)	$186	$219	$799	$(73)	$(2,501)	$(1,370)

EBITDA (loss) (b)	$23	$72	$1,102	$(56)	$(1,785)	$(644)
Total depreciation and amortization	(267)	(213)	(370)	(74)	(10)	(934)
Interest income / (expense), net	(140)	(169)	(49)	217	141	—
Provision for income tax	—	(461)	—	—	191	(270)
Net income / (loss)	$(384)	$(771)	$683	$87	$(1,463)	$(1,848)
For The Six Months Ended June 30, 2026
Revenues	$26,210	$71,390	$7,402	$317	$(317)	$105,002
Cost of revenues	21,411	36,129	3,963	149	—	61,652
Gross profit (a)	4,799	35,261	3,439	168	(317)	43,350
Salaries and related	(3,378)	(29,461)	(1,266)	—	(2,602)	(36,707)
Office and general	(2,241)	(4,161)	(884)	(249)	(1,935)	(9,470)
Marketing and promotion	(23)	(1,879)	(21)	—	—	(1,923)
Operating expenses depreciation and amortization	(191)	(405)	(19)	—	(20)	(635)
Operating income / (loss)	$(1,034)	$(645)	$1,249	$(81)	$(4,874)	$(5,385)

EBITDA (loss) (b)	$(1,331)	$(943)	$1,950	$(9)	$(3,415)	$(3,748)
Total depreciation and amortization	(531)	(405)	(771)	(149)	(20)	(1,876)
Interest income / (expense), net	(266)	(327)	(92)	390	282	(13)
Provision for income tax	—	305	—	—	(309)	(4)
Net income / (loss)	$(2,128)	$(1,370)	$1,087	$232	$(3,462)	$(5,641)

As of June 30, 2026
Accounts receivable, net	$7,940	$22,000	$4,971	$—	$29	$34,940
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,257	$7,597	$5,409	$6,437	$152	$23,852
Total assets	$32,401	$41,525	$14,220	$21,099	$(1,009)	$108,236

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Business Services	Corporate and Intersegment eliminations	Total
For The Three Months Ended June 30, 2025
Revenues	$35,541	$—	$35,541
Cost of revenues	16,906	—	16,906
Gross profit (a)	18,635	—	18,635
Salaries and related	(14,460)	(377)	(14,837)
Office and general	(1,646)	(1,147)	(2,793)
Marketing and promotion	(971)	—	(971)
Operating expenses depreciation and amortization	(243)	(2)	(245)
Operating income (loss)	$1,315	$(1,526)	$(211)

EBITDA (loss) (b)	$954	$(1,106)	$(152)
Depreciation and amortization	(243)	(2)	(245)
Interest income (expense), net	(157)	211	54
Provision for income taxes	(372)	27	(345)
Net income (loss)	$182	$(870)	$(688)
For The Six Months Ended June 30, 2025
Revenues	$67,407	$—	$67,407
Cost of revenues	32,374	—	32,374
Gross profit (a)	35,033	—	35,033
Salaries and related	(28,354)	(828)	(29,182)
Office and general	(3,284)	(2,073)	(5,357)
Marketing and promotion	(1,901)	—	(1,901)
Operating expenses depreciation and amortization	(523)	(5)	(528)
Operating income (loss)	$971	$(2,906)	$(1,935)

EBITDA (loss) (b)	$458	$(2,122)	$(1,664)
Total depreciation and amortization	(523)	(5)	(528)
Interest income (expense), net	(278)	403	125
Provision for income taxes	(448)	71	(377)
Net loss	$(791)	$(1,653)	$(2,444)

As of December 31, 2025	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
Accounts receivable, net	$8,671	$22,398	$4,045	$—	$106	$35,220
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,320	$7,934	$7,235	$6,586	$167	$26,242
Total assets	$34,105	$43,418	$12,526	$21,689	$1,493	$113,231
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

(b)SEC Regulation S-K Item 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation, and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability.

(c)Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

Geographic Data Reporting

A summary of revenues for the three and six months ended June 30, 2026 and 2025 and net assets by geographic area as of June 30, 2026 and December 31, 2025, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended June 30, 2026
Revenue (a)	$18,079	$25,846	$5,424	$5,592	$54,941
For The Three Months Ended June 30, 2025
Revenue (a)	$16,832	$6,739	$6,211	$5,759	$35,541
For The Six Months Ended June 30, 2026
Revenue (a)	$35,505	$48,263	$10,223	$11,011	$105,002
For The Six Months Ended June 30, 2025
Revenue (a)	$31,694	$13,249	$11,505	$10,959	$67,407
As of June 30, 2026
Long-lived assets, net of accumulated depreciation and amortization (b)	$46	$21,814	$50	$1,942	$23,852
Net assets	$2,046	$43,386	$2,074	$12,291	$59,797
As of December 31, 2025
Long-lived assets, net of accumulated depreciation and amortization (b)	$32	$24,160	$35	$2,015	$26,242
Net assets	$3,855	$47,524	$1,475	$12,853	$65,707

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 18 – SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories

The components of inventories are as follows:

	June 30, 2026	December 31, 2025
Raw materials	$4,061	$4,122
Work-in-process	450	536
Finished goods	2,443	2,330
Total inventories, net	$6,954	6,988

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
ADT's inventory, amounting to $1,097 as of June 30, 2026, consists of component equipment, parts and supplies which are classified as raw materials using the weighted average cost method.

Property and Equipment

Property and equipment consists of the following:

	June 30, 2026	December 31, 2025
Land	$795	$1,134
Buildings and leasehold improvements	7,117	9,070
Transportation	2,217	2,023
Machinery and equipment	14,101	12,750
Gross property and equipment	24,230	24,977
Accumulated depreciation	(7,632)	(6,367)
Total property and equipment, net	$16,598	$18,610

Depreciation expense for the three and six months ended June 30, 2026 was $764 and $1,547, respectively, and $6 and $52 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, we held non-operating land and a building in Oxford, Maine for investment and potential future use which had a carrying value of $1,701 and was included within property and equipment on the Condensed Consolidated Balance Sheets.

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

Notes Receivable

Notes receivable consists of the following principal and interest balances as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	Principal and interest	Principal and interest
Catalyst Note	$8,725	$8,257
MDOS Note	447	596
KBS Customer Note	12	32
Total note receivable	9,184	8,885
Less current portion	(236)	(256)
Note receivable, net of current portion	$8,948	$8,629

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

In 2021, SOC completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $447 at June 30, 2026, is included in “Notes receivable, net of current portion” and “Notes receivable” in our Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 for $223 and $224, respectively. The MDOS Note requires quarterly installments of $74 and incurs interest at a fixed rate of 5.0% through maturity in 2028.

In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, net of current portion” in the Condensed Consolidated Balance Sheets at June 30, 2026.

The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model.
Long Term Investments

Below are the components of our Long Term Investments as of June 30, 2026:

	Method of Accounting	June 30, 2026	December 31, 2025
Investment in Catalyst	Cost Method	$953	$953
Total		$953	$953

Investment in Catalyst

As a part of the sale of Digirad Health, SOC received common equity of Catalyst Parent, which is held in our Investments Segment at a fair value of $953 at June 30, 2026. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.

Investment in Enservco

On August 9, 2024, SOC entered into an investment in Enservco pursuant to a Share Exchange Agreement in which SOC agreed to issue to Enservco 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock representing $2,600 of value in exchange for 9,023,035 Enservco Common Shares, representing 19.9% of the equity interests of Enservco, and 3.5 million Enservco Preferred Shares and certain options included in the Share Exchange Agreement. We also issued a $1,000 note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC. The investment in Enservco had a value of zero at June 30, 2026.

NOTE 19 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

    Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$6,834	$10,269
Restricted cash, current	1,540	1,819
Restricted cash, non-current	551	1,322
Total cash, cash equivalents, and restricted cash	$8,925	$13,410

    Restricted cash primarily includes lease and collateral deposits, as well as bank guarantees for licensing.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation and Complaints

    The Company is subject, from time to time, to various claims, lawsuits, contract disputes, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company had $0.2 million of legal reserves as of both June 30, 2026 and December 31, 2025.

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

NOTE 21 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring after June 30, 2026 through August 14, 2026, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Except as described below, the Company has determined that no other material subsequent events require recognition or disclosure.

Merger Agreement with Harte Hanks, Inc.

On August 14, 2026, the Company, Merger Sub – R, Inc., a wholly owned subsidiary of the Company ("HH Merger Sub"), and Harte Hanks, Inc. ("Harte Hanks") entered into an Agreement and Plan of Merger (the "HH Merger Agreement") providing for the merger of HH Merger Sub with and into Harte Hanks, with Harte Hanks surviving as a wholly owned subsidiary of the Company (the "HH Merger").

Under the HH Merger Agreement, each share of Harte Hanks common stock (outstanding immediately prior to the effective time, other than shares held in treasury or owned by the Company or its HH Merger Sub, which will be cancelled without consideration), and each share underlying a Harte Hanks equity award entitled to consideration under the HH Merger Agreement, will be converted into the right to receive, at the holder's election and subject to proration, either (i) $5.00 in cash, (ii) 0.5 shares of the Company's Series A Preferred Stock, or (iii) a combination of the two. Aggregate cash consideration, including cash payable in lieu of fractional preferred shares, may not exceed $19.2 million. If cash elections exceed that amount, cash is allocated pro rata among cash-electing shares and the balance is paid in Series A Preferred Stock. All outstanding Harte Hanks restricted stock units that vest in connection with the Closing will be cancelled in exchange for the same merger consideration, and vested Harte Hanks stock options having a per share exercise price below the per share merger consideration will be cancelled in exchange for the excess of that consideration over the exercise price. Options with a per share exercise price at or above the per share merger consideration will be cancelled without payment.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Assuming the maximum cash consideration is elected and paid, aggregate consideration would consist of $19.2 million in cash and 1.92 million shares of Series A Preferred Stock. Consistent with the Company's accounting for its acquisition of Star Operating Companies described in Note 5, consideration transferred will be measured at the acquisition-date fair value of the Series A Preferred Stock issued.

Completion of the HH Merger is subject to customary closing conditions, including approval of the HH Merger Agreement by Harte Hanks stockholders, effectiveness of a Registration Statement on Form S-4 to be filed by the Company with respect to the Series A Preferred Stock issuable in the HH Merger, receipt of specified third-party consents, and completion of debt financing sufficient to enable the Company to fund the cash portion of the merger consideration. The financing is expected to be provided by a drawdown on Harte Hanks' existing $25 million asset-based revolving credit facility with Texas Capital Bank (with the drawdown not to exceed $15 million), under which $21.3 million was available as of June 30, 2026 after giving effect to outstanding letters of credit. Availability under that facility is limited by a borrowing base determined primarily by reference to cash and accounts receivable, and the facility contains covenants restricting mergers and acquisitions and the incurrence of indebtedness; accordingly, consummation of the financing will require the consent of, or an amendment from, the lender. In the event the lender fails to consent to provide all or a portion of the financing, the Company intends to seek alternative debt financing. Directors and executive officers of Harte Hanks have entered into voting and support agreements in favor of the HH Merger. There can be no assurance that the HH Merger will be completed on the terms described or at all.

The Company expects to account for the HH Merger as a business combination, with the Company as the accounting acquirer. Because the HH Merger had not been completed as of the date these condensed consolidated financial statements were issued, the Company has not completed its determination of the fair values of the assets to be acquired and liabilities to be assumed, and no purchase price allocation or pro forma financial information is presented. Entry into the HH Merger Agreement is a non-recognized subsequent event, and accordingly no amounts related to the HH Merger have been recorded in the condensed consolidated balance sheet as of June 30, 2026 or in the condensed consolidated statements of operations for the periods presented, other than transaction costs incurred through that date.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Star Equity Holdings, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2025. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). See Note 17 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.

This MD&A includes the following sections:

•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Forward-Looking Statements

Executive Overview

Star Equity Holdings, Inc. (“Star,” the “Company,” “we,” “our”, formerly known as Hudson Global, Inc. ("Hudson")) is a diversified multi-industry holding company with four segments. Our Building Solutions segment operates in the construction industry. Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. Our Energy Services segment consists of Alliance Drilling Tools, Inc. (“ADT’). In addition, we have an Investments segment, which holds and manages certain of our corporate-owned real estate, and manages internally funded, concentrated minority investments in a small number of public companies.

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

Star-Hudson Merger

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

Index
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

Our Energy Services segment currently consists of ADT, a Wyoming and Texas based provider of drilling tools and services to the Energy industry, a key sector of the economy. ADT is a full-service downhole drilling tool company which provides sale and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows for the majority of costs, such as freight, repairs, and damages, to be passed directly to customers.

Our Investments segment holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments segment manages internally funded, concentrated minority investments in a small number of public companies. It also holds and manages a promissory note and a private equity stake in Catalyst. SOC acquired these interests in May 2023 as a result of the sale of Digirad Health. Our Investments segment also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and are discussed in Note 18, Supplementary Balance Sheet Information to the notes to our accompanying condensed consolidated financial statements.

Index

    We continue to explore all strategic alternatives to maximize value for the Company’s stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance value to our stockholders, as well as review information regarding potential acquisitions or combinations, and provide information to third parties regarding potential dispositions of assets or business lines, from time to time. On August 14, 2026, the Company, HH Merger Sub, and Harte Hanks entered into the HH Merger Agreement providing for the HH Merger. See Note 21, Subsequent Events, within the notes to our Condensed Consolidated Financial Statements for a summary of the HH Merger Agreement.

    This MD&A discusses the results of the Company’s business for the three and six months ended June 30, 2026 and 2025.

Strategy

Star Equity Holdings, Inc.

We believe our diversified multi-industry holding company structure allows Star management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets, and investor relations, as well as management of our Investments segment. Our structure frees up our operating company management teams to focus on their respective businesses, look for organic and bolt-on growth opportunities, and improve operations with less distraction and administrative burden associated with running a public company.

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

•Introduction of new services. In the Building Solutions segment, we will consider opportunities to augment our service offerings to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, on-site installation, and manufacturing of sub-components.

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

Index
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

The Modular Building Institute has estimated that permanent modular construction increased as a percentage of the construction industry from 2.14% in 2015 to 6.64% as of the end of 2023. In turn, in our Building Solutions segment, we continue to see a greater acceptance of offsite or prefab construction in single-family and multi-family residential building projects in our target markets. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings. Additionally, technological advancements including 3D modeling software and developments in engineered wood products offer greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents opportunities for the continued growth of factory-built housing.

In our Business Services segment, our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the first six months of 2026, the market conditions remained challenging due to persistent inflation, market uncertainty related to trade disruptions, and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue into the second half of 2026.

In our Energy Services segment, demand for our products is closely tied to oil prices, as customer drilling activity and capital spending are influenced by prevailing market conditions. Higher and stable oil prices generally support increased drilling and tool utilization, while lower or volatile prices may reduce activity and negatively impact our revenues and operating results. The demand for our Energy Services offerings is tied in part to oil and gas prices, drilling activity, and capital expenditures by E&P companies. In June 2025, Baker Hughes reported that the total U.S. rig count was down 4% year-over-year. During the first six months of 2026, improved oil prices contributed to increased customer activity, and the segment delivered strong performance.

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

Summary of Financial Performance Highlights For The Three Months Ended June 30, 2026

Index
•    Revenue was $54.9 million for the three months ended June 30, 2026, compared to $35.5 million for the same period in 2025, an increase of $19.4 million, or 54.6%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 52 percentage points to the revenue growth.

•    Gross profit was $22.8 million for the three months ended June 30, 2026, compared to $18.6 million for the same period in 2025, an increase of $4.2 million, or 22.3%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 27 percentage points.

•    Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $24.0 million for the three months ended June 30, 2026, compared to $18.8 million for the same period in 2025, an increase of $5.3 million, or 28.0%. The acquisitions of our Building Solutions, Energy Services, and Investments segments collectively contributed 25 percentage points to the increase in SG&A and Non-Op.

•    Net loss was $1.8 million for the three months ended June 30, 2026, compared to net loss of $0.7 million for the same period in 2025, an increase in net loss of $1.2 million.

•    EBITDA loss was $0.6 million for the three months ended June 30, 2026, compared to EBITDA loss of $0.2 million for the same period in 2025, an increase in EBITDA loss of $0.5 million.

Summary of Financial Performance Highlights For The Six Months Ended June 30, 2026

•    Revenue was $105.0 million for the six months ended June 30, 2026, compared to $67.4 million for the same period in 2025, an increase of $37.6 million, or 55.8%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 50 percentage points to the revenue growth.

•    Gross profit was $43.4 million for the six months ended June 30, 2026, compared to $35.0 million for the same period in 2025, an increase of $8.3 million, or 23.7%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 23 percentage points.

•    Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $48.3 million for the six months ended June 30, 2026, compared to $36.7 million for the same period in 2025, an increase of $11.6 million, or 31.7%. The acquisitions of our Building Solutions, Energy Services, and Investments segments collectively contributed 25 percentage points to the increase in SG&A and Non-Op.

•    Net loss was $5.6 million for the six months ended June 30, 2026, compared to net loss of $2.4 million for the same period in 2025, an increase in net loss of $3.2 million.

•    EBITDA loss was $3.7 million for the six months ended June 30, 2026, compared to EBITDA loss of $1.7 million for the same period in 2025, an increase in EBITDA loss of $2.1 million.

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2026	2025	2026	2025
Net loss attributable to common shareholders	$(2,451)	$(688)	$(6,836)	$(2,444)
Dividends on Series A perpetual preferred stock	603	—	1,195	—
Net loss	(1,848)	(688)	$(5,641)	$(2,444)
Adjustments to Net loss
Provision for income taxes	270	345	4	377
Interest (expense) income, net	—	(54)	13	(125)
Depreciation and amortization expense-within cost of revenues	610	—	1,241	—
Depreciation and amortization expense -within selling, general and administrative expense	324	245	635	528
Total adjustments from net loss to EBITDA	1,204	536	1,893	780
EBITDA (loss)	$(644)	$(152)	$(3,748)	$(1,664)

Index
Results of Operations

Building Solutions

Revenue - Building Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Revenue	$14.6	$—	$14.6	N/A	$26.2	—	$26.2	N/A

For the three months ended June 30, 2026, Building Solutions contributed $14.6 million to the Company's revenue. The segment faced several headwinds during the quarter that constrained revenue generation. Project timing delays affected certain large projects, as revenue recognition shifted into subsequent quarters. Additionally, challenging macroeconomic conditions weighed on customer demand, resulting in extended sales cycles and delayed capital spending decisions.

For the six months ended June 30, 2026, Building Solutions contributed $26.2 million to the Company's revenue. The drivers of the revenue performance for the six months ended June 30, 2026 were the same factors noted for the three months ended June 30, 2026 above.

Gross Profit - Building Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Gross profit	$3.2	$—	$3.2	N/A	$4.8	$—	$4.8	N/A

For the three months ended June 30, 2026, Building Solutions contributed $3.2 million to the Company's gross profit. Margins were pressured by rising input costs outpacing pricing actions in a competitive environment, along with lower volumes.

For the six months ended June 30, 2026, Building Solutions contributed $4.8 million to the Company's gross profit. Margin for the first half of the year was affected largely by the same dynamics that pressured the three months ended June 30, 2026, with the earlier part of the year also seeing volume impacted by weather-related project delivery disruptions.

SG&A and Non-Op - Building Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
SG&A and Non-Op	$3.3	$—	$3.3	N/A	$6.5	$—	$6.5	N/A
SG&A and Non-Op as a percentage of revenue	23%	N/A	N/A	N/A	25%	N/A	N/A	N/A

For the three months ended June 30, 2026, Building Solutions SG&A and Non-OP expenses were $3.3 million or 23% of revenue. The segment demonstrated effective cost management during the quarter, controlling discretionary spending and maintaining operational efficiency despite the challenging revenue environment. The focus on expense discipline helped partially offset the impact of lower sales volumes on overall profitability.

For the six months ended June 30, 2026, Building Solutions SG&A and Non-OP expenses were $6.5 million or 25% of revenue. The segment kept a disciplined approach to spending through the first half of the year, working to preserve operating flexibility as it navigates a competitive pricing environment and softer demand.

Index
Operating (Loss) Income and EBITDA - Building Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Operating income (loss)	$0.2	$—	$0.2	N/A	$(1.0)	$—	$(1.0)	N/A
EBITDA (loss)	$—	$—	$—	N/A	$(1.3)	$—	$(1.3)	N/A
EBITDA (loss) as a percentage of revenue	—%	N/A	N/A	N/A	(5)%	N/A	N/A	N/A

For the three months ended June 30, 2026, Building Solutions generated operating income of $0.2 million and EBITDA of $0.02 million or 0.2% of revenue. Profitability for the quarter was primarily impacted by lower volume and margin pressure resulting from the competitive environment. While the segment maintained effective cost management and expense discipline on the SG&A side, the revenue shortfall and resulting margin pressure were the primary drivers of the near-breakeven EBITDA performance.

For the six months ended June 30, 2026, Building Solutions generated operating loss of $1.0 million and EBITDA loss of $1.3 million or 5% of revenue. The segment maintained effective cost management on the SG&A side; however, lower volume and margin pressure from the competitive environment remained a challenge through the first half of the year.

Business Services

Revenue - Business Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
Revenue	$36.4	$35.5	$0.8	2%	$71.4	$67.4	$4.0	6%

For the three months ended June 30, 2026, RPO revenue decreased $0.3 million, or 2%, while contracting revenue increased $1.2 million, or 7% compared to 2025.

    In the Americas, revenue increased $0.6 million, or 8%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by RPO revenue, which increased $0.9 million, or 14%, driven by higher demand from existing clients, while contracting revenue decreased $0.3 million, or 30%, due to reduced demand from existing clients.

    In Asia Pacific, revenue increased $1.0 million, or 5%, for the three months ended June 30, 2026, compared to the same period in 2025. Contracting revenue increased $1.8 million, or 13%, due to higher demand from existing clients, partly offset by a decline in RPO revenue of $0.8 million, or 10%, due to a reduction in demand from existing clients.

In EMEA, revenue decreased $0.7 million, or 11%, for the three months ended June 30, 2026, compared to the same period in 2025, driven by a decline in contracting revenue of $0.3 million, or 9%, and a decline in RPO revenue of $0.4 million, or 13%.

For the six months ended June 30, 2026, RPO revenue increased $0.7 million, or 2%, while contracting revenue increased $3.3 million, or 9% compared to 2025.

In the Americas, revenue increased $1.6 million, or 11%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by RPO revenue, which increased $2.4 million, or 20%, driven by higher demand from existing clients, while contracting revenue decreased $0.8 million, or 41%, due to reduced demand from existing clients.

Index
    In Asia Pacific, revenue increased $3.5 million, or 9%, for the six months ended June 30, 2026, compared to the same period in 2025. Contracting revenue increased $5.0 million, or 19%, due to higher demand from existing clients, partly offset by a decline in RPO revenue of $1.5 million, or 10%, due to a reduction in demand from existing clients.

In EMEA, revenue decreased $1.1 million, or 8%, for the six months ended June 30, 2026, compared to the same period in 2025, driven by a decline in contracting revenue of $0.9 million, or 15%, and a decline in RPO revenue of $0.2 million, or 3%.

Gross Profit - Business Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
Gross Profit	$17.8	$18.6	$(0.8)	(4)%	$35.3	$35.0	$0.2	1%

For the three months ended June 30, 2026, gross profit decreased $0.8 million, or 4%, driven by a decrease in RPO gross profit of $0.5 million, compared to the same period in 2025.

    In Americas, gross profit increased by $0.7 million, or 10%, for the three months ended June 30, 2026, compared to the same period in 2025. The growth was primarily driven by an increase of $0.8 million, or 13%, in RPO gross profit, partially offset by a decrease in contracting gross profit of $0.1 million, or 79%, compared to 2025.

    In Asia Pacific, gross profit decreased by $1.1 million, or 13%, for the three months ended June 30, 2026, compared to the same period in 2025, driven by lower RPO gross profit of $0.9 million, coupled with lower contracting gross profit of $0.2 million.

In EMEA, gross profit decreased by $0.3 million, or 10%, for the three months ended June 30, 2026, compared to the same period in 2025, driven by primarily by lower RPO gross profit of $0.4 million.

For the six months ended June 30, 2026, gross profit increased $0.2 million, or 1%, driven by an increase in RPO gross profit of $0.7 million, partly offset by a decrease in contracting gross profit of $0.5 million, compared to the same period in 2025.

    In Americas, gross profit increased by $1.9 million, or 16%, for the six months ended June 30, 2026, compared to the same period in 2025. The growth was primarily driven by an increase of $2.3 million, or 19%, in RPO gross profit, partially offset by a decrease in contracting gross profit of $0.4 million, or 85%, compared to 2025.

    In Asia Pacific, gross profit decreased by $1.7 million, or 11%, for the six months ended June 30, 2026, compared to the same period in 2025, driven by lower RPO gross profit of $1.5 million, coupled with lower contracting gross profit of $0.2 million.

In EMEA, gross profit increased slightly, or 0.1%, for the six months ended June 30, 2026, compared to the same period in 2025, driven by primarily by higher RPO gross profit of $0.05 million.

SG&A and Non-Op - Business Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
SG&A and Non-Op	$17.7	$17.7	$0.1	—%	$36.2	$34.6	$1.6	5%
SG&A and Non-Op as a percentage of revenue	49%	50%	N/A	N/A	51%	51%	N/A	N/A

Index
For the three months ended June 30, 2026, SG&A and Non-Op increased $0.1 million compared to the same period in 2025, while SG&A and Non-Op as a percentage of revenue decreased from 50% in the prior year to 49% in the current year. The increase in SG&A and Non-Op was primarily due to higher compensation costs.

For the six months ended June 30, 2026, SG&A and Non-Op increased $1.6 million or 5%, compared to the same period in 2025, while SG&A and Non-Op as a percentage of revenue was even with the prior year.

Operating Income and EBITDA - Business Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
Operating income (loss)	$0.2	$1.3	$(1.1)	(83)%	$(0.6)	$1.0	$(1.6)	(166)%
EBITDA (loss)	$0.1	$1.0	$(0.9)	(93)%	$(0.9)	$0.5	$(1.4)	(306)%
EBITDA (loss) as a percentage of revenue	—%	3%	N/A	N/A	(1)%	1%	N/A	N/A

For the three months ended June 30, 2026, operating income was $0.2 million, compared to operating income of $1.3 million in 2025, and EBITDA was $0.1 million, or 0.2% of revenue, compared to EBITDA of $1.0 million, or 3% of revenue, in 2025.
For the six months ended June 30, 2026, operating loss was $0.6 million, compared to operating income of $1.0 million in 2025, and EBITDA loss was $0.9 million, or 1% of revenue, compared to EBITDA of $0.5 million, or 1% of revenue, in 2025.

Energy Services

Revenue - Energy Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Revenue	$3.9	$—	$3.9	N/A	7.4	—	$7.4	N/A

    For the three months ended June 30, 2026, Energy Services contributed $3.9 million in revenue. The segment demonstrated positive momentum during the quarter, particularly in the geothermal markets, where activity levels accelerated as the segment continued to capture market share through strong customer relationships and new customer wins.

For the six months ended June 30, 2026, Energy Services contributed $7.4 million in revenue. Activity remained strong across both the Permian and Rockies regions through the first half of the year, driving momentum across markets.

Gross Profit - Energy Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Gross Profit	$1.9	$—	$1.9	N/A	$3.4	$—	$3.4	N/A

For the three months ended June 30, 2026, the contribution of Energy Services to the Company's Gross Profit was $1.9 million. The segment delivered strong margin performance during the quarter. The combination of increased activity levels and improved cost absorption supported profitability as the segment executed on opportunities across both traditional energy markets and diversified non-oil-and-gas applications.

Index
For the six months ended June 30, 2026, the contribution of Energy Services to the Company's Gross Profit was $3.4 million. The drivers of the margin performance for the six months ended June 30, 2026 were the same factors noted for the three months ended June 30, 2026 above.

SG&A and Non-Op - Energy Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
SG&A and Non-Op	$1.2	$—	$1.2	N/A	$2.2	$—	$2.2	N/M
SG&A and Non-Op as a percentage of revenue	29%	N/A	N/A	N/A	30%	N/A	N/A	N/A

N/M = not meaningful

For the three months ended June 30, 2026, Energy Services’ SG&A and non-operating expenses totaled $1.2 million or 29% of revenue. Expenses were generally in line with normal operating levels, with a slight increase in sales commissions reflecting efforts to expand market share during the period.

For the six months ended June 30, 2026, Energy Services’ SG&A and non-operating expenses totaled $2.2 million or 30% of revenue. Spend levels tracked the segment's normal operating range for the first half of the year, with sales commissions representing a modest share of the total as the segment worked to grow its customer base.

Operating Income and EBITDA - Energy Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Operating income (loss)	$0.8	$—	$0.8	N/M	$1.2	$—	$1.2	N/M
EBITDA (loss)	$1.1	$—	$1.1	N/M	$2.0	$—	$2.0	N/M
EBITDA (loss) as a percentage of revenue	28%	N/A	N/A	N/A	26%	N/A	N/A	N/A

N/M = not meaningful

    For the three months ended June 30, 2026, Energy Services reported an operating income of $0.8 million and an EBITDA gain of $1.1 million or 28% of revenue. The segment's profitability reflects the positive momentum established during the quarter, with strong margin performance and increased activity levels driving EBITDA generation.

For the six months ended June 30, 2026, Energy Services reported an operating income of $1.2 million and an EBITDA gain of $2.0 million or 26% of revenue. Results for the first half of the year were underpinned by sustained activity across the Permian and Rockies regions and continued strength in geothermal markets, translating into solid EBITDA generation for the segment.

Index
Investments

Revenue-Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Revenue	$0.2	$—	$0.2	N/A	$0.3	$—	$0.3	N/A

For the three and six months ended June 30, 2026, Investments contributed $0.2 million and $0.3 million, respectively, to the Company’s revenue, reflecting rental income from owned properties.

Gross Profit - Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Gross profit	$0.1	$—	$0.1	N/A	$0.2	$—	$0.2	N/A

Index
For the three and six months ended June 30, 2026, Investments contributed $0.1 million and $0.2 million, respectively, to the Company's gross profit, reflecting rental income after accounting for property depreciation.

SG&A and Non-Op - Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
SG&A and Non-Op	$0.2	$—	$0.2	N/A	$0.3	$—	$0.3	N/A
SG&A and Non-Op as a percentage of revenue	136%	N/A	N/A	N/A	103%	N/A	N/A	N/A

For the three and six months ended June 30, 2026, Investments SG&A and Non-Op was $0.2 million and $0.3 million, respectively.

Operating (Loss) Income and EBITDA - Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Operating income (loss)	$(0.1)	$—	$(0.1)	N/A	$(0.1)	$—	$(0.1)	N/A
EBITDA (loss)	$(0.1)	$—	$(0.1)	N/A	$—	$—	$—	N/A
EBITDA (loss) as a percentage of revenue	(35)%	N/A	N/A	N/A	(3)%	N/A	N/A	N/A

Investments operating loss was $0.1 million for three and six months ended June 30, 2026, with EBITDA loss of $0.1 million, or 35% of revenue for the three months ended June 30, 2026 and $0.01 million, or 3% of revenue for the six months ended June 30, 2026.

Corporate Expenses, Net of Corporate Management Expense Allocations

Corporate expenses were $1.8 million for the three months ended June 30, 2026 as compared to $1.1 million for the same period in 2025, representing an increase of $0.7 million. The increase in corporate expenses was primarily driven by higher compensation costs, reflecting increased salaries and related expenses associated with the acquisition of Star Operating Companies.

For the six months ended June 30, 2026, corporate expenses were $3.4 million compared to $2.1 million for the same period in 2025, representing an increase of $1.3 million. The increase in corporate expenses was primarily driven by the same reason noted above.

Depreciation and Amortization Expense

Depreciation and amortization expense included in operating expenses was $0.3 million and $0.6 million for the three and six months ended June 30, 2026, compared to $0.2 million and $0.5 million for the same periods in 2025. Depreciation and amortization expense included in cost of revenues was $0.6 million and $1.2 million for the three and six months ended June 30, 2026.

Interest (expense) income, Net

Index
Interest expense, net was $0.0 million and $0.0 million for the three and six months ended June 30, 2026, compared to net interest income of $0.1 million for each of the same periods in 2025.

Other Income (expense), Net

Net other expense was $0.2 million for the three and six months ended June 30, 2026, compared to net other expense of $0.2 million and $0.3 million for the same periods in 2025.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2026 was $0.0 million on $5.6 million of pre-tax loss, compared to a provision for income tax of $0.4 million on $2.1 million of pre-tax loss for the same period in 2025. The effective tax rates for the six months ended June 30, 2026 and 2025 were negative 0.08% and negative 18%, respectively. For the six months ended June 30, 2026, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the six months ended June 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Net Loss

Net loss attributable to common shareholders was $2.5 million for the three months ended June 30, 2026, compared to net loss of $0.7 million for the three months ended June 30, 2025, an increase in net loss of $1.8 million. Basic and diluted loss per share were both $0.66 for the three months ended June 30, 2026, compared to basic and diluted loss per share of $0.23 for the same period in 2025.

Net loss attributable to common shareholders was $6.8 million for the six months ended June 30, 2026, compared to net loss of $2.4 million for the six months ended June 30, 2025, an increase in net loss of $4.4 million. Basic and diluted loss per share were both $1.84 for the six months ended June 30, 2026, compared to basic and diluted loss per share of $0.82 for the same period in 2025.

Liquidity and Capital Resources

    As of June 30, 2026, cash and cash equivalents and restricted cash totaled $8.9 million, compared to $13.4 million as of December 31, 2025. The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
$ in millions	2026*	2025
Net cash used in operating activities	$(3.1)	$(0.7)
Net cash provided by investing activities	0.6	—
Net cash used in financing activities	(1.8)	—
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.1)	0.6
Net decrease in cash, cash equivalents, and restricted cash*	$(4.5)	$(0.1)
 *2026 does not sum due to rounding

Cash Flows from Operating Activities

    For the six months ended June 30, 2026, net cash used in operating activities was $3.1 million, compared to $0.7 million during the same period in 2025, resulting in a $2.5 million increase in net cash used. The decline was primarily driven by the Company's higher net loss in 2026 compared to 2025.

Index
Cash Flows from Investing Activities

    For the six months ended June 30, 2026, net cash provided by investing activities was $0.6 million compared to $0.0 million of net cash used in investing activities in 2025. Investing activities in 2026 primarily reflects $3.2 million of proceeds from a sale-leaseback of real estate, $1.1 million from sales of equity securities, $0.4 million from the sale of lost-in-hole equipment, and $0.2 million from note receivable repayments, partially offset by $2.8 million of capital expenditures and $1.6 million of equity security purchases.

Cash Flows from Financing Activities

    For the six months ended June 30, 2026, net cash used in financing activities was $1.8 million, compared to net cash used in financing activities of $0.0 million in 2025. Net cash used in 2026 primarily reflects preferred stock dividends paid of $1.2 million in the current year, treasury stock repurchases of $0.9 million, and net debt repayments of $0.5 million, partially offset by $0.8 million of proceeds from the issuance of preferred stock under the Company’s at‑the‑market program.

Credit Facilities

See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements for further details.

Liquidity and Capital Resources Outlook

    As of June 30, 2026, the Company had cash and cash equivalents on hand of $6.8 million, as well as our lines of credit and other debt instruments. During the three months ended June 30, 2026, the Company raised $790 in net proceeds through sales of shares of its 10% Series A Cumulative Perpetual Preferred Stock under an At Market Issuance Sales Agreement entered into in May 2026. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of June 30, 2026. The Company’s near-term cash requirements during 2026 are primarily related to the funding of the Company’s operations.

    As of June 30, 2026, $2.1 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in the U.K. ($1.3 million), Singapore ($1.0 million), Hong Kong ($0.6 million), the Philippines ($0.4 million), and China ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Off-Balance Sheet Arrangements

    As of June 30, 2026, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Index
laws vary in the markets in which we operate, and in some cases, employees and former employees have extended periods during which they may bring claims against the Company.

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company had $0.2 million of legal reserves as of both June 30, 2026 and December 31, 2025. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.

Critical Accounting Policies and Estimates

    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 20, 2026 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the six months ended June 30, 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

    The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

Management has determined that the effectiveness of ADT’s controls will be assessed in the second half of 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

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

As part of the SOC merger, we acquired Alliance Drilling Tools ("ADT"). Consistent with SEC guidance permitting the exclusion of an acquired business from an assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition, management's assessment of internal control over financial reporting as of June 30, 2026 continues to exclude the internal controls of ADT. ADT's operations continue to be integrated into the Company's internal control framework, and management expects to include ADT in its assessment of internal control over financial reporting no later than the third quarter of fiscal year 2026. ADT represented approximately 13% of total assets and 7% of revenues as of and for the six months ended June 30, 2026.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2026 - April 30, 2026	11,401	$10.02	11,401	$1,655,475
May 1, 2026 - May 31, 2026	4,432	$9.81	4,432	$1,611,992
June 1, 2026 - June 30, 2026	—	$—	—	$1,611,992
Total	15,833	$9.91	15,833

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

In the third quarter of 2025, the Company completed its $5 million share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3 million of its outstanding common stock. During the six months ended June 30, 2026, the Company repurchased on the open market a total of 86,257 shares of its common stock for an aggregate cost of $0.9 million under these authorizations. As of June 30, 2026, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 1,034,639 shares for a total cost of $16.4 million, completing the August 8, 2023 authorization and leaving $1.6 million available for purchase under the September 10, 2025 authorization. During the six months ended June 30, 2025, no repurchases of shares were made by the Company.

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

Index

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) or Regulation S-K.

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
101*
The following materials from Star Equity Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.
(Registrant)

Dated:	August 14, 2026	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2026	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Accounting Officer
(Principal Financial Officer)