Form 10-Q
period 2026-09-30
Star Equity Holdings, Inc.
filed 2026-11-12
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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
(203) 489-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	STRR	The NASDAQ Stock Market LLC
10% Series A Cumulative Perpetual Preferred Stock, $0.001 par value	STRRP	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 30, 2026
Common Stock - $0.001 par value	3,702,134

STAR EQUITY HOLDINGS, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Building Solutions	$16,347	$9,603	$42,557	$9,603
Business Services	33,842	37,038	105,232	104,445
Energy Services	3,731	1,318	11,133	1,318
Investments	—	—	—	—
Total revenues	53,920	47,959	158,922	115,366

Cost of revenues:
Building Solutions	13,019	7,919	34,430	7,919
Business Services	15,671	18,408	51,800	50,782
Energy Services	1,927	972	5,890	972
Investments	74	33	223	33
Total cost of revenues	30,691	27,332	92,343	59,706

Gross profit	23,229	20,627	66,579	55,660

Operating expenses:
Salaries and related	18,223	16,135	54,930	45,317
Office and general	5,485	4,819	14,955	10,176
Marketing and promotion	997	913	2,920	2,814
Depreciation and amortization	331	404	966	932
Total operating expenses	25,036	22,271	73,771	59,239
Operating loss	(1,807)	(1,644)	(7,192)	(3,579)
Non-operating income (expense):
Interest income (expense), net	—	81	(13)	206
Other (expense) income, net	197	48	(42)	(209)
Loss before income taxes	(1,610)	(1,515)	(7,247)	(3,582)
(Benefit from) provision for income taxes	(21)	249	(17)	626
Net loss	(1,589)	(1,764)	(7,230)	(4,208)
Dividend on 10% Series A Cumulative Perpetual Preferred Stock	(615)	(67)	(1,810)	(67)
Net loss attributable to common shareholders	$(2,204)	$(1,831)	$(9,040)	$(4,275)
Loss per share:
Basic	$(0.43)	$(0.54)	$(1.95)	$(1.37)
Diluted	$(0.43)	$(0.54)	$(1.95)	$(1.37)
Loss per share attributable to common shareholders:
Basic	$(0.60)	$(0.56)	$(2.43)	$(1.39)
Diluted	$(0.60)	$(0.56)	$(2.43)	$(1.39)
Weighted-average shares outstanding:
Basic	3,701	3,263	3,716	3,082
Diluted	3,701	3,263	3,716	3,082

Dividends declared per share of 10% Series A Cumulative Perpetual Preferred Stock	$0.250	$0.025	$0.750	$0.025

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive loss:
Net loss	$(1,589)	$(1,764)	$(7,230)	$(4,208)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	57	(228)	(107)	1,320
Total other comprehensive income (loss), net of income taxes	57	(228)	(107)	1,320
Comprehensive loss	$(1,532)	$(1,992)	$(7,337)	$(2,888)

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,220	$10,269
Restricted cash, current	1,080	1,819
Investments in equity securities	4,295	3,767
Accounts receivable, less allowance for expected credit losses of $352 and $275, respectively	31,823	35,220
Inventories, net	7,254	6,988
Note receivable, current portion	277	256
Prepaid and other	3,341	4,168
Total current assets	54,290	62,487
Property and equipment, net of accumulated depreciation of $8,336 and $6,367, respectively	16,666	18,610
Operating lease right-of-use assets	13,455	11,675
Goodwill	5,912	5,944
Intangible assets, net of accumulated amortization of $5,288 and $4,795, respectively	1,188	1,688
Long-term investments	953	953
Notes receivable, net of current portion	9,152	8,629
Deferred tax assets, net	2,439	1,911
Restricted cash, non-current	548	1,322
Other assets	13	12
Total assets	$104,616	$113,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,131	$4,769
Accrued salaries, commissions, and benefits	7,270	7,526
Accrued expenses and other current liabilities	4,565	6,907
Short-term debt	8,280	8,473
Deferred revenue	1,141	1,496
Operating and finance lease obligations, current	762	655
Total current liabilities	28,149	29,826
Income tax payable	103	99
Operating lease obligations	13,190	11,235
Long-term debt, net of current portion	4,667	6,056
Other liabilities	382	308
Total liabilities	46,491	47,524
Commitments and contingencies
Stockholders’ equity:
10% Series A Cumulative Perpetual Preferred Stock, $0.001 par value; 8,000 shares authorized: 2,778 and 2,691 shares issued; 2,457 and 2,370 shares outstanding, respectively	3	3
Common stock, $0.001 par value, 20,000 shares authorized; 5,456 and 5,366 shares issued; 3,727 and 3,755 shares outstanding, respectively	5	5
Additional paid-in capital	531,092	530,136
Accumulated deficit	(443,164)	(435,934)
Accumulated other comprehensive loss, net of applicable tax	(1,471)	(1,364)
Treasury stock, at cost: 1,729 and 1,611 common shares, respectively, and 321 preferred shares for both periods	(28,340)	(27,139)
Total stockholders’ equity	58,125	65,707
Total liabilities and stockholders’ equity	$104,616	$113,231

See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,230)	$(4,208)
Adjustments to reconcile net loss to net cash used by operating activities:
Total depreciation and amortization	2,769	1,194
Provision for expected credit losses	317	64
Benefit from deferred income taxes	(550)	(561)
Stock-based compensation	1,976	998
Non-cash interest income	(747)	(93)
Gain on sale-leaseback of real estate	(37)	—
Realized gain on sale of investments	(787)	—
Unrealized loss on equity securities	352	64
Gross profit from sale of lost-in-hole equipment	(699)	(128)
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	3,154	(3,513)
Inventories	(266)	1,812
Prepaid and other assets	1,261	(293)
Deferred revenue	(355)	—
Accounts payable, accrued expenses, and other liabilities	(1,369)	1,263
Net cash used in operating activities	(2,211)	(3,401)
Cash flows from investing activities:
Capital expenditures	(3,649)	(658)
Net cash paid in acquisition of Alpha Consulting Group	—	(132)
Cash acquired in connection with the acquisition of Star Operating Companies	—	6,967
Proceeds from sale-leaseback of real estate	3,211	—
Proceeds from sale of lost-in-hole equipment	975	85
Proceeds from sale of property and equipment	72	58
Purchases of equity securities	(2,188)	(395)
Proceeds from sales of equity securities	2,019	226
Repayment of note receivable	202	—
Net cash provided by investing activities	642	6,151
Cash flows from financing activities:
Proceeds from borrowings	36,252	3,689
Repayment of debt	(37,937)	(3,431)
Net borrowings under invoice finance credit facility	44	74
Preferred stock dividends paid	(1,810)	(67)
Proceeds from issuance of preferred stock	790	—
Purchase of treasury stock (including payment of tax withholdings)	(1,175)	(2,572)
Cash paid for net settlement of employee restricted stock units	(26)	(303)
Net cash used in financing activities	(3,862)	(2,610)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(131)	719
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,562)	859
Cash, cash equivalents, and restricted cash, beginning of the period	13,410	17,667
Cash, cash equivalents, and restricted cash, end of the period	$7,848	$18,526
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$804	$43
Cash received during the period for interest	$44	$249
Net cash payments during the period for income taxes	$680	$1,103
Cash paid for amounts included in operating lease liabilities	$1,661	$677
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,494	$957
See accompanying notes to Condensed Consolidated Financial Statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2025	2,691	$3	5,366	$5	$530,136	$(435,934)	$(1,364)	(1,611)	$(27,139)	$65,707
Stock-based compensation	—	—	23	—	484	—	—	—	—	484
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(70)	(712)	(712)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(9)	(9)
Accumulated other comprehensive loss	—	—	—	—	—	—	(83)	—	—	(83)
Dividends to holders of preferred stock ($0.250 per share)	—	—	—	—	(592)	—	—	—	—	(592)
Net loss	—	—	—	—	—	(3,793)	—	—	—	(3,793)
Balance at March 31, 2026	2,691	$3	5,389	$5	$530,028	$(439,727)	$(1,447)	(1,682)	$(27,860)	$61,002
Stock-based compensation	2	—	9	—	707	—	—	—	—	707
Issuance of preferred stock	83	—	—	—	790	—	—	—	—	790
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(16)	(157)	(157)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(13)	(13)
Accumulated other comprehensive loss	—	—	—	—	—	—	(81)	—	—	(81)
Dividends to holders of preferred stock ($0.250 per share)	—	—	—	—	(603)	—	—	—	—	(603)
Net loss	—	—	—	—	—	(1,848)	—	—	—	(1,848)
Balance at June 30, 2026	2,776	$3	5,398	$5	$530,922	$(441,575)	$(1,528)	(1,699)	$(28,030)	$59,797
Stock-based compensation	2	—	58	—	785	—	—	—	—	785
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(30)	(306)	(306)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	—	(4)	(4)
Accumulated other comprehensive loss	—	—	—	—	—	—	57	—	—	57
Dividends to holders of preferred stock ($0.250 per share)	—	—	—	—	(615)	—	—	—	—	(615)
Net loss	—	—	—	—	—	(1,589)	—	—	—	(1,589)
Balance at September 30, 2026	2,778	$3	5,456	$5	$531,092	$(443,164)	$(1,471)	(1,729)	$(28,340)	$58,125

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	4,033	$4	$494,209	$(430,017)	$(2,717)	(1,283)	$(21,051)	$40,428
Stock-based compensation	—	—	2	—	386	—	—	—	—	386
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(1)	(8)	(8)
Accumulated other comprehensive income	—	—	—	—	—	—	424	—	—	424
Net loss	—	—	—	—	—	(1,756)	—	—	—	(1,756)
Balance at March 31, 2025	—	$—	4,035	$4	$494,595	$(431,773)	$(2,293)	(1,284)	$(21,059)	$39,474
Stock-based compensation	—	—	7	—	243	—	—	—	—	243
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(3)	(23)	(23)
Accumulated other comprehensive income	—	—	—	—	—	—	1,124	—	—	1,124
Net loss	—	—	—	—	—	(688)	—	—	—	(688)
Balance at June 30, 2025	—	$—	4,042	$4	$494,838	$(432,461)	$(1,169)	(1,287)	$(21,082)	$40,130
Preferred stock issued in connection with acquisition of Star Operating Companies	2,691	3	—	—	25,477	—	—	—	—	25,480
Common stock issued in connection with acquisition of Star Operating Companies	—	—	744	1	6,694	—	—	—	—	6,695
Stock-based compensation	—	—	240	—	369	—	—	—	—	369
Purchase of treasury stock (including payment of tax withholdings)	—	—	—	—	—	—	—	(274)	(2,572)	(2,572)
Purchase of net settled restricted stock	—	—	—	—	—	—	—	(29)	(272)	(272)
Accumulated other comprehensive income	—	—	—	—	—	—	(228)	—	—	(228)
Dividends to holders of preferred stock ($0.025 per share)	—	—	—	—	(67)	—	—	—	—	(67)
Net loss	—	—	—	—	—	(1,764)	—	—	—	(1,764)
Balance at September 30, 2025	2,691	$3	5,026	$5	$527,311	$(434,225)	$(1,397)	(1,590)	$(23,926)	$67,771

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

NOTE 2 – DESCRIPTION OF BUSINESS

Star Equity Holdings, Inc. (“Star Equity,” “Star”, the “Company,” “we,” or “our”) is a multi-industry diversified holding company with four segments: Building Solutions, Business Services, Energy Services, and Investments. Our common stock, par value $0.001 per share (“Common Stock”) and 10% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share (“Preferred Stock”) are listed on the NASDAQ Global Select Market exchange as “STRR” and “STRRP,” respectively.

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

Pursuant to the terms of the Merger Agreement, at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) was automatically converted into the right to receive 0.23 shares of Star Common Stock (the "exchange ratio") and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) was automatically converted into the right to receive one (1) share of Star Preferred Stock. As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star Common Stock for their SOC common shares and former SOC preferred stockholders received approximately 2,690,637 shares of Star Preferred Stock. No fractional shares of Star Common Stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement.

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

The accompanying condensed consolidated financial statements include the financial results of SOC beginning on August 22, 2025 and reflect the post-merger results of the Building Solutions, Energy Services, and Investments segments for the period from January 1, 2026 through September 30, 2026. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in eighteen countries organized into three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, the Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client. On November 2, 2026, subsequent to the end of the quarter, the Company acquired certain assets and assumed certain liabilities of Cornerstone RPO, LLC, a RPO and talent acquisition services provider. See Note 21, Subsequent Events.

Our Energy Services segment currently consists of Alliance Drilling Tools, Inc. ("ADT"), a Wyoming and Texas based provider of drilling tools and services to the Energy industry, a key sector of the economy, and Alliance Machine Solutions, Inc. (“AMS”) as of October 23, 2026. ADT is a full-service downhole drilling tool company which provides sale and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows for the majority of costs, such as freight, repairs, and damages, to be passed directly to customers. On October 23, 2026, subsequent to the end of the quarter, the Company acquired PD Machine, LLC, a Vernal, Utah-based machine shop that provides repair, rebuild, and machining services for well fishing tools, drill pipe, and other drilling equipment, which now operates as AMS, a wholly owned subsidiary of Alliance Drilling Solutions Inc. See Note 21, Subsequent Events.

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

Long-Term Investments

As a part of the sale of Digirad Health, Star Operating Companies received common equity in Insignia TTG Parent LLC (“Catalyst Parent”), the parent entity of Catalyst formerly known as TTG Imaging Solutions, LLC. In accounting for this investment, we have elected the measurement alternative under ASC 321 “Accounting for Investments in Equity Securities”. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. Each reporting period, we perform a qualitative and quantitative assessment considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators include, but are not limited to, significant deterioration in earnings performance, significant adverse changes in the regulatory or economic environment, and working capital deficiencies. If an investment is determined to be impaired, we include an impairment loss as a component of other income (expense) equal to the difference between the fair value of the investment and its carrying amount. During the period ended September 30, 2026, we recognized no impairment loss on this investment.

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

Debt Issuance Costs

We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of September 30, 2026, we have no unamortized debt issuance costs.

Shipping and Handling Fees and Costs

We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $989 and $2,611 for the three and nine months ended September 30, 2026, respectively, and $368 for each of the three and nine months ended September 30, 2025, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Total advertising and marketing costs for the three and nine months ended September 30, 2026 were $997 and $2,920, respectively, and $913 and $2,814 for the three and nine months ended September 30, 2025, respectively.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, and the Company adopted the guidance on a prospective basis, with prior periods not revised. The adoption of ASU 2023‑09 did not have an impact on the Company’s income tax recognition or measurement, and only affects the Company’s annual income tax footnote disclosure.

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

NOTE 4 – REVENUE RECOGNITION

Building Solutions Revenue Recognition. Within the Building Solutions segment, we service residential and commercial construction projects by manufacturing modular housing units and other products, supplying general contractors with building materials, and providing glue-laminated timber products (“glulam”) to distributors and end users. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems, and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. TT manufactures glulam for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion. There are no contracts as of September 30, 2026 that are subject to over time recognition.

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

    We generally determine standalone selling prices based on the prices included in our client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage-based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Other than bonuses to be paid to contractors, on behalf of our clients, our estimated amounts of variable consideration subject to constraints are not material, and we do not believe that there will be significant changes to our estimates. Certain contract employees are entitled to performance bonuses at the sole discretion of the client and are constrained until approved. No bonuses were approved and paid to our contract employees in the three and nine months ended September 30, 2026 and 2025.

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2026 and 2025.

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

    We primarily record revenue on a gross basis in the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) based upon the following key factors:

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

ADT’s equipment rental agreements generally contain provisions whereby should the rented tools or components provided to a customer be deemed to be irretrievably lost during drilling operations, commonly referred to as “lost-in-hole,” the Company has the right to receive reimbursement for such losses. Amounts billed to customers are at an agreed upon price relative to the specific piece of equipment, the revenue of which is recognized at the time the loss of the equipment is confirmed. The gross profit recognized from lost-in-hole transactions is normally calculated as the difference between the amounts billed to the customer and the net book value of the lost equipment. This gross profit is presented as a separate line item in the statement of cash flows under operating activities, and the cash received for lost-in-hole rental tools is presented separately within investing activities and is not netted against capital expenditures. Revenue recognized for the three and nine months ended September 30, 2026, totaled $339 and $801, respectively. Revenue recognized for each of the three and nine

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
months ended September 30, 2025, totaled $147. No significant lost-in-hole reimbursements were outstanding or contingent as of the end of the third quarter.

Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year. There are no liabilities associated with billings in excess of costs at September 30, 2026.

Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for these costs when the amortization period is one year or less. These costs primarily consist of internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the associated revenue is recognized. As of September 30, 2026, there were no contract costs recognized.

Deferred Revenue. Deferred revenue represents customer deposits and advanced payments for contracts that are subject to point-in-time recognition, or payments received prior to transferring control of services to customers. We have determined our contracts do not include a significant financing component.

Changes in deferred revenue for the nine months ended September 30, 2026 are as follows:

Balance at December 31, 2025	$1,496
Revenue recognized that was included in balance at beginning of the year	(1,273)
Deferred revenue, net, related to contracts entered into during the year	918
Balance at September 30, 2026	$1,141

Disaggregation of Revenue

    The following tables present our revenue disaggregated by major source for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$17,611	$—	$17,611
Revenue from Contracting Customers	—	16,231	—	16,231
Revenue from Other Contracts with Customers	16,347	—	3,731	20,078
Total Revenues	$16,347	$33,842	$3,731	$53,920

Timing of Revenue Recognition
Services and goods transferred over time	$—	$22,923	$2,326	$25,249
Services and goods transferred at a point in time	16,347	10,919	1,405	28,671
Total Revenues	$16,347	$33,842	$3,731	$53,920

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30, 2026
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$51,514	$—	$51,514
Revenue from Contracting Customers	—	53,718	—	53,718
Revenue from Other Contracts with Customers	42,557	—	11,133	53,690
Total Revenues	$42,557	$105,232	$11,133	$158,922

Timing of Revenue Recognition
Services and goods transferred over time	$—	$72,601	$7,405	$80,006
Services and goods transferred at a point in time	42,557	32,631	3,728	78,916
Total Revenues	$42,557	$105,232	$11,133	$158,922

	Three Months Ended September 30, 2025
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$17,933	$—	$17,933
Revenue from Contracting Customers	—	19,105	—	19,105
Revenue from Other Contracts with Customers	9,603	—	1,318	10,921
Total Revenues	$9,603	$37,038	$1,318	$47,959

Timing of Revenue Recognition
Services and goods transferred over time	$—	$25,959	$716	$26,675
Services and goods transferred at a point in time	9,603	11,079	602	21,284
Total Revenues	$9,603	$37,038	$1,318	$47,959

	Nine Months Ended September 30, 2025
	Building Solutions	Business Services	Energy Services	Total
Major Goods/Service Lines
Revenue from RPO Customers	$—	$51,103	$—	$51,103
Revenue from Contracting Customers	—	53,342	—	53,342
Revenue from Other Contracts with Customers	9,603	—	1,318	10,921
Total Revenues	$9,603	$104,445	$1,318	$115,366

Timing of Revenue Recognition
Services and goods transferred over time	$—	$74,613	$716	$75,329
Services and goods transferred at a point in time	9,603	29,832	602	40,037
Total Revenues	$9,603	$104,445	$1,318	$115,366

NOTE 5 – ACQUISITIONS

Pending Acquisition of Harte Hanks, Inc.

On August 14, 2026, the Company, Merger Sub – R, Inc., a wholly owned subsidiary of the Company (“HH Merger Sub”), and Harte Hanks, Inc. (“Harte Hanks”) entered into an Agreement and Plan of Merger (the “HH Merger Agreement”), pursuant to which HH Merger Sub will merge with and into Harte Hanks, with Harte Hanks surviving as a wholly owned subsidiary of the Company (the “HH Merger”).

Under the terms of the HH Merger Agreement, Harte Hanks stockholders will be entitled to receive, at their election and subject to proration, either (i) $5.00 in cash, (ii) 0.5 shares of the Company’s Preferred Stock, or (iii) a combination thereof,

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
for each outstanding share of Harte Hanks common stock. Aggregate cash consideration is limited to $19.2 million. Assuming the maximum cash consideration is paid, the aggregate merger consideration would consist of $19.2 million in cash and approximately 1.92 million in shares of the Company’s Preferred Stock.

On October 19, 2026, the Company filed a Registration Statement on Form S-4 (Registration No. 333-299530) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed HH Merger. The Registration Statement includes a preliminary proxy statement/prospectus relating to the proposed transaction, including information regarding the merger consideration, the terms and conditions of the HH Merger Agreement, and unaudited pro forma condensed combined financial information reflecting the proposed business combination. On October 26, 2026, the staff of the SEC’s Division of Corporation Finance advised the Company that it would not review the Registration Statement. As of the date these condensed consolidated financial statements were issued, the Registration Statement had not been declared effective.

Completion of the HH Merger remains subject to customary closing conditions, including approval by Harte Hanks stockholders, receipt of certain third-party consents, and obtaining the financing necessary to fund the cash portion of the merger consideration. The financing is expected to be provided by a drawdown on Harte Hanks' existing $25 million asset-based revolving credit facility with Texas Capital Bank (with the drawdown not to exceed $15 million), under which $13.8 million was available as of September 30, 2026 after giving effect to outstanding letters of credit. Availability under that facility is limited by a borrowing base determined primarily by reference to cash and accounts receivable, and the facility contains covenants restricting mergers and acquisitions and the incurrence of indebtedness; accordingly, consummation of the financing will require the consent of, or an amendment from, the lender. In the event the lender fails to consent to provide all or a portion of the financing, the Company intends to seek alternative debt financing (“Alternative Debt Financing”). Directors and executive officers of Harte Hanks have entered into voting and support agreements in favor of the HH Merger. There can be no assurance that the HH Merger will be completed on the terms described or at all. Neither the filing of the Registration Statement nor the SEC staff’s determination not to review it constitutes satisfaction of the conditions to complete the HH Merger, and there can be no assurance that the HH Merger will be consummated.

The Company expects to account for the HH Merger as a business combination in accordance with ASC 805, Business Combinations, with the Company as the accounting acquirer. As the transaction had not been completed as of September 30, 2026, the acquired assets and assumed liabilities have not been recognized in the Company’s condensed consolidated financial statements. The purchase price allocation will be determined based on the acquisition-date fair values of the consideration transferred and the identifiable assets acquired and liabilities assumed upon completion of the transaction.

Star Operating Companies

On August 22, 2025, the Company completed its previously announced acquisition of SOC pursuant to the Agreement and Plan of Merger, dated as of May 21, 2025 (the “Merger Agreement”). This resulted in a business combination pursuant to ASC 805, Business Combinations.

The terms of the Merger Agreement determined consideration for the purchase as follows: at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Company common stock and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star Preferred Stock. As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC preferred stockholders received approximately 2,690,637 shares of Star Preferred Stock. No fractional shares of Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement. The total consideration paid for SOC, which represents the fair value of the common and preferred stock, totaled approximately $32,174. Prior to the completion of the Merger Agreement, the Company determined that the Merger Agreement was in the best interests of the Company and for each of the Star and the SOC stockholders.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
In accordance with ASC 805, Business Combinations, the Company accounted for this transaction as a business combination and recorded the acquired assets and assumed liabilities of SOC at their respective fair values as of the acquisition date. As of September 30, 2026, the purchase price allocation has been finalized, including the valuation of property and equipment, intangible assets, inventory, income taxes, and goodwill, among other items. The fair values of assets acquired and liabilities assumed were determined using valuation techniques consistent with ASC 820, Fair Value Measurement. These fair value measurements are considered nonrecurring and were determined as of the acquisition date. As noted in Note 2, Description of Business, SOC is reported as part of our Building Solutions, Energy Services, and Investments segments. The Company incurred transaction costs related to the SOC Acquisition of $1,600 that were expensed as part of “Office and general”.

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

The Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, included revenue of $20,078 and $53,690, and net loss of $171 and $2,804, respectively, from SOC. The revenue and net loss of SOC from August 22, 2025 through September 30, 2025 totaled $10,921 and $166, respectively.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The following represents certain information from the unaudited pro forma Condensed Consolidated Statement of Operations as if SOC had been included in the consolidated results of the Company for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
Pro-forma	2025	2025
Revenue	$62,136	$166,174
Gross profit	$25,356	$69,786
Net income (loss)	$(1,852)	$(2,022)
Alpha Consulting Group Acquisition

On July 23, 2025, the Company announced that it had acquired Alpha Consulting Group (“ACG”) (“Seller”), a Japan-based provider of recruitment services. The acquisition of ACG represents the Company’s entry into the Japanese market as part of its localization strategy for its Business Services segment.

There were no earn-out payment arrangements associated with the transaction. The ACG acquisition was accounted for as a business combination under the acquisition method of accounting. The total purchase price of $146 consisted of $200 paid in cash, plus cash acquired of $14, less a working capital adjustment of $68. The purchase price was allocated to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill. The Company incurred $11 of transaction costs related to the ACG acquisition, which were expensed as part of “Office and general.”

The Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, included revenue of $317 and $788, and net loss of $38 and $189, respectively, from ACG. The Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2025, included revenue of $87 and net loss of $49 from ACG.

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

The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. On August 21, 2025, the Company’s stockholders at the 2025 Annual Meeting of Stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 400,000 shares and to permit the issuance of 175,000 shares of the Company’s preferred stock. As of September 30, 2026, there were 61,066 shares of the Company’s common stock and 140,320 of shares of preferred stock available for future issuance under the ISAP, respectively.
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

For the nine months ended September 30, 2026, the Company granted a total of 302,036 RSUs to employees and non-employee directors, comprised of: (i) 111,239 performance-based RSUs subject to performance conditions; (ii) 140,178 performance-based RSUs granted under the 2026 LTIP for the three-year period; and (iii) 50,619 time-vested RSUs not subject to performance conditions. The 50,619 time-vested RSUs vest on the first anniversary of the grant date, with each RSU representing the right to receive one share of the Company's common stock upon settlement.
For the nine months ended September 30, 2025, the Company granted 48,688 restricted stock units subject to performance vesting conditions for the year ended December 31, 2025. In addition, the Company granted 8,918 time-vested restricted stock units to a certain employee. In connection with the merger completed on August 22, 2025, the Company converted unvested RSU awards previously granted under SOC’s equity incentive plans using an exchange ratio of 0.23 shares of the Company’s common stock for each SOC share. As of the merger date, the assumed awards consisted of 22,717

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
performance-based RSUs and 6,046 time-based RSUs. These assumed awards remain subject to their original vesting terms and conditions and are recognized as part of the Company’s ongoing stock-based compensation expense.

A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the nine months ended September 30, 2026 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (3)	10,695
Performance and service conditions - Type 1 (2) (3)	240,722
Service conditions only - Type 2 (4)	50,619
Total shares of stock award granted	302,036

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

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock, and prior to the acquisition of SOC were payable in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. Restricted stock units granted to directors vest over one year. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2026, the Company granted a total of 33,024 RSUs to its non-employee directors which are included in the service conditions only RSUs in the table above.

As of September 30, 2026, there were no restricted stock units deferred under the Company's ISAP.

For the three and nine months ended September 30, 2026 and 2025, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$785	$369	$1,976	$998

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Restricted Stock Units

As of September 30, 2026, the Company had $2,757 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.0 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Changes in the Company’s restricted stock units for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30, 2026
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2026	62,266	$13.64	197,485	$11.75	259,751	$12.20
Granted	251,417	$9.91	50,619	$11.41	302,036	$10.16
Vested	(19,973)	$14.23	(57,275)	$9.87	(77,248)	$11.00
Forfeited	(23,508)	$13.16	—	$—	(23,508)	$13.16
Unvested restricted stock units at September 30, 2026	270,202	$10.17	190,829	$12.22	461,031	$11.02

	Nine Months Ended September 30, 2025
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1, 2025	55,591	$17.58	128,474	$14.96	184,065	$15.75
Granted	48,688	$13.15	63,159	$9.37	111,847	$11.02
SOC Grants assumed	22,717	$15.17	6,046	$14.07	28,763	$14.94
Vested	(14,037)	$25.48	(15,823)	$11.57	(29,860)	$18.11
Forfeited	(48,311)	$14.87	(3,264)	$20.97	(51,575)	$15.26
Unvested restricted stock units at September 30, 2025	64,648	$13.71	178,592	$13.14	243,240	$13.29

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

Effective Tax Rate

The benefit from income taxes for the nine months ended September 30, 2026 was $17 on a pre-tax loss of $7,247, compared to a provision for income taxes of $626 on pre-tax loss of $3,582 for the same period in 2025. The Company’s effective income tax rate ("ETR") was 0% and negative 17% for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the effective tax rates differed from the U.S. Federal statutory rate

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the nine months ended September 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Uncertain Tax Positions

As of both September 30, 2026 and December 31, 2025, the Company had $60 of unrecognized tax benefits, excluding interest and penalties, which, if recognized in the future, would lower the Company’s effective income tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of September 30, 2026 and December 31, 2025, the Company had $43 and $39, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2026, the Company’s open tax years, which remain subject to examination by the relevant tax authorities, are between 2016 and 2026 depending on the jurisdiction.

The Company believes that its unrecognized tax benefits as of September 30, 2026 are appropriately reflected for all years subject to examination above.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

The Company recorded a valuation allowance against all of our consolidated US deferred tax assets for NOLs and Capital Losses as of September 30, 2026 and December 31, 2025. We intend to continue maintaining a full valuation allowance on our deferred tax assets for NOLs until there is sufficient evidence to support the reversal of all or some portion of these allowances in the future.

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

Unbilled receivables of $3,464 and $6,960 as of September 30, 2026 and December 31, 2025, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that are conditioned on satisfaction of future performance obligations. Accounts receivable, net, are stated at the amount the

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Company expects to collect, which is net of estimated losses resulting from the inability of its customers to make required payments.

The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
Accounts Receivable:	2026	2025
Billed receivables	$28,711	$28,535
Unbilled receivables	3,464	6,960
Accounts Receivable, Gross	32,175	35,495
Allowance for expected credit losses	(352)	(275)
Accounts Receivable, Net	$31,823	$35,220

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$289	$205	$275	$391
Provision for expected credit losses	108	45	317	64
Write-offs	(45)	(2)	(240)	(207)
Allowance for expected credit losses, assumed from the acquisition of Star Operating Companies	—	98	—	98
Ending Balance	$352	$346	$352	$346

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 9 – DEBT
A summary of debt outstanding as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026		December 31, 2025
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - KeyBank KBS	$32	6.90%	$—	—%
Revolving Credit Facility - Premier EBGL	3,953	7.50%	3,969	7.25%
Revolving Credit Facility - Austin ADT	216	9.25%	1,205	9.25%
Revolving Credit Facility - NAB	1,488	7.86%	1,385	7.36%
Total Short-Term Revolving Credit Facilities	5,689	7.66%	6,559	7.64%

Austin - ADT Term Loan	160	9.25%	160	9.25%
Term Loan Secured by Mortgage	344	7.50%	354	7.50%
Brokerage Account Margin Balance	687	4.63%	—	—%
Bridgewater - TT Term Loan	1,400	7.85%	1,400	7.85%
Total Short-Term Debt	8,280	7.46%	8,473	7.70%

Austin - ADT Term Loan, net of current portion	240	9.25%	359	9.25%
Term Loan Secured by Mortgage, net of current portion	2,100	7.50%	2,320	7.50%
Bridgewater - TT Term Loan, net of current portion	2,327	7.85%	3,377	7.85%
Long-Term Debt, net of current portion	4,667	7.76%	6,056	7.80%

Total Debt	$12,947	7.57%	$14,529	7.74%

Austin Loan Agreement

On March 3, 2025, ADT entered into a Loan and Security Agreement (the “Austin Loan Agreement”) with Austin Financial Services, Inc. (“Austin” or "AFS") providing ADT with a working capital line of credit of up to $3,000 and a term loan originally proposed of up to $800, subject to the conditions and procedures set forth in the Austin Loan Agreement. Availability under the Austin Loan Agreement is based on a formula tied to ADT’s eligible accounts receivable, inventory, and equipment, and borrowings bear interest at the prime rate plus 1.75%, with interest payable monthly and the outstanding principal balance payable March 3, 2028 (the “Maturity Date”). The prime weighted-average interest rate cannot drop below the rate that was in effect on March 3, 2025 of 7.50%. Based on AFS’s appraisal of ADT’s machinery and equipment, AFS reduced the term loan commitment to $638. The Austin Loan Agreement also provides for certain fees payable to Austin during its term. The term loan payment is approximately $13 per month. The loan is secured by substantially all of the assets of ADT and is subject to certain covenants. Under the terms of the AFS loan agreement, the Company is required to provide various financial and collateral reports to the lender on a regular basis. These reports include weekly availability and cash activity summaries, monthly accounts receivable and accounts payable agings, inventory reports, balance sheets, and income statements, as well as annual financial statements reviewed by an independent CPA, if requested. The Company must also provide any additional financial or operational information upon the lender’s request.

There are no specific financial covenants related to ratios, thresholds, or performance metrics under the AFS facility. However, failure to timely submit the required financial reports constitutes an event of default under the loan agreement.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Premier Facility

On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6,000 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory, and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.50% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2026. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts receivable, and other intangibles. As of September 30, 2026, availability under the Premier Loan Agreement was approximately $175. Premier holds $600 of restricted cash associated with the Premier Facility.

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

KeyBank Facility

On April 24, 2024, KBS entered into a Loan and Security Agreement (the “KeyBank Loan Agreement”) with KeyBank National Association (“KeyBank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the KeyBank Loan Agreement. All borrowings under the KeyBank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the KeyBank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). The KeyBank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by KeyBank. SOC signed an extension on July 29, 2025, extending the Maturity Date to July 29, 2026. SOC subsequently signed further extensions on July 31, 2026 and October 28, 2026, extending the Maturity Date to October 27, 2026 and October 27, 2027, respectively. The KeyBank Loan Agreement also provides for certain fees payable to KeyBank. KBS’ obligations under the KeyBank Loan Agreement are guaranteed by SOC and secured by all of KBS’ inventory, equipment, accounts and other intangibles, if applicable, and all proceeds of the foregoing. Simultaneous with the execution of the KeyBank Loan Agreement, SOC entered into that certain Guaranty, dated April 24, 2024 (the “Guaranty”), pursuant to which SOC agreed to guarantee all amounts borrowed by KBS under the KeyBank Loan Agreement.

The KeyBank Loan Agreement requires that KBS maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.10 to 1.00, measured quarterly (the “FCCR Covenant”). KeyBank waived KBS’s noncompliance with the FCCR Covenant as of June 30, 2026, and KBS was in compliance with the FCCR Covenant as of September 30, 2026. The availability under the line of credit was $3,968 as of September 30, 2026.

Term Loan Secured by Mortgage

On June 28, 2024, in connection with SOC's acquisition of substantially all of the assets used in the business of Timber Technologies, Inc. which closed on May 17, 2024, Timber Properties, LLC (“Timber Properties”), an affiliate of the Seller, sold to 106 Bremer Ave, LLC, a wholly owned subsidiary of the Company (“106 Bremer”), all of Timber Properties’ Owned Real Property pursuant to a Real Estate Sales Agreement for $3,000 plus closing costs.

In connection with the purchase of the Owned Real Property, on June 28, 2024, 106 Bremer issued a Promissory Note in the principal amount of $3,000 (the “TT Property Note”) secured by a Mortgage (the “TT Property Mortgage”) on the Owned Real Property to Timber Properties. All borrowings under the TT Property Note bear interest at 7.50%. Quarterly payments on the TT Property Note include both principal and interest, with any remaining principal balance due at maturity on June 29, 2034.

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

In connection with the Bridgewater Loan agreement, an amount of $1,000 was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and SOC shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that SOC maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive measurement dates, Bridgewater shall release a portion of the deposit. As of September 30, 2026, Bridgewater has released the full amount of $1,000.

Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period. TT was in compliance with its covenants as of September 30, 2026.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2026, there was $1,488 outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $38 and $102 for the three and nine months ended September 30, 2026, compared to $4 and $8 for the three and nine months ended September 30, 2025, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2026.

Amounts borrowed from the NAB Facility may be large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

Brokerage Account Margin Balance

As of September 30, 2026, the Company had a margin balance of $687 in its brokerage account, secured by securities held in the account and bearing interest at a variable rate determined by the broker. The balance is classified as short-term debt. No margin balance was outstanding as of December 31, 2025.

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

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$741	$344	$2,249	$883

Finance lease cost:
Amortization of finance lease assets	$1	$6	$20	$6
Interest on finance lease liabilities	—	—	—	—
Total finance lease cost	$1	$6	$20	$6

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,661	$677
Financing cash flows from finance leases	$12	$3

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,494	$957

Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)
Operating leases	14.7	13.8
Finance leases	0.3	0.9

Weighted average discount rate
Operating leases	12.73%	12.80%
Finance leases	5.81%	5.76%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2026 were as follows:

	Operating Leases	Finance Leases
2026 (for the remainder of the year)	$688	$4
2027	2,350	1
2028	2,093	—
2029	2,105	—
2030	1,920	—
2031 and thereafter	24,843	—
Total future minimum lease payments	33,999	5
Less amounts representing interest	(20,052)	—
Present value of lease obligations	$13,947	$5

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, the changes in carrying amount of goodwill were as follows:

Carrying Value
2026
Goodwill, January 1,	$5,944
Currency translation	(32)
Goodwill, September 30, 2026	$5,912

Carrying Value
2025
Goodwill, January 1,	$5,703
Acquisitions	242
Currency translation	(1)
Goodwill, December 31, 2025	$5,944

Intangible Assets
The Company’s intangible assets consisted of the following components as of September 30, 2026 and December 31, 2025:

September 30, 2026	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.0	$145	$(132)	$13
Trade name	4.8	1,660	(1,044)	616
Customer lists	1.1	4,014	(3,455)	559
Developed technology	—	657	(657)	—
		$6,476	$(5,288)	$1,188

December 31, 2025	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	2.7	$147	$(133)	$14
Trade name	5.4	1,662	(933)	729
Customer lists	1.8	4,017	(3,072)	945
Developed technology	—	657	(657)	—
		$6,483	$(4,795)	$1,688

Amortization expense for the three and nine months ended September 30, 2026 was $170 and $499, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the nine months ended September 30, 2026 and 2025.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2026, and for each of the next fiscal years are as follows:

2026	$170
2027	575
2028	131
2029	110
2030	110
Thereafter	92
$1,188

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2026 Beginning Balance	Acquisition	Amortization	Translation and Other	September 30, 2026 Ending Balance
Non-compete agreements	$14	$—	$(1)	$—	$13
Trade name	729	—	(112)	(1)	616
Customer lists	945	—	(386)	—	559
	$1,688	$—	$(499)	$(1)	$1,188

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of September 30, 2026:

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,295	$—	$—	$4,295
Lumber derivative contracts	(20)	—	—	(20)
Total	$4,275	$—	$—	$4,275

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,767	$—	$—	$3,767
Total	$3,767	$—	$—	$3,767

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

Equity Securities

The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2026, and is recorded in “Investments in equity securities” in the Condensed Consolidated Balance Sheets.

Gains and losses from investments in equity securities are recorded in other income (expense) in the Condensed Consolidated Statements of Operations and included the following for the three and nine months ended September 30, 2026.

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Unrealized loss on equity securities	$(307)	$(1,252)
Unrealized gain on equity securities	331	900
Realized gain on equity securities	291	787
Total gain on equity securities	$315	$435

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Unrealized loss on equity securities	$(76)	$(76)
Unrealized gain on equity securities	41	41
Realized gain on equity securities	12	12
Total loss on equity securities	$(23)	$(23)

Lumber Derivative Contracts

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2026, we had a net long (buying) position of 330,000 board feet under 12 lumber derivatives contracts with a November 13, 2026 expiration date.

Gains and losses from lumber derivative contracts are recorded in the cost of revenues in the Condensed Consolidated Statements of Operations and included the following for the three and nine months ended September 30, 2026 and 2025:

	Three and Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2026	2025
Unrealized loss on lumber derivatives	$(20)	$(30)
Realized loss on lumber derivatives	(17)	(32)
Total loss on lumber derivatives	$(37)	$(62)

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

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three and nine months ended September 30, 2026 and 2025 was as follows:

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss per share attributable to common shareholders (“EPS”):
Basic	$(0.60)	$(0.56)	$(2.43)	$(1.39)
Diluted	$(0.60)	$(0.56)	$(2.43)	$(1.39)
EPS numerator - basic and diluted:
Net loss attributable to common shareholders	$(2,204)	$(1,831)	$(9,040)	$(4,275)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,701	3,263	3,716	3,082
Common stock equivalents: restricted stock units and restricted shares of common stock (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	3,701	3,263	3,716	3,082

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

In the third quarter of 2025, the Company completed its $5,000 share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3,000 of its outstanding common stock. During the nine months ended September 30, 2026, the Company repurchased on the open market a total of 114,993 shares of its common stock for an aggregate cost of $1.2 million under these authorizations. As of September 30, 2026, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 1,063,375 shares for a total cost of $16.7 million, completing the August 8, 2023 authorization and leaving $1.3 million available for purchase under the September 10, 2025 authorization. During the nine months ended September 30, 2025, the Company repurchased a total of 274,922 shares of its common stock for an aggregate cost of $2.6 million under these authorizations. Of this total, 261,052 shares were repurchased on September 25, 2025, in connection with a transaction with a certain shareholder totaling $2.44 million, and the remaining 13,870 shares were repurchased on the open market for a cost of $0.1 million.

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

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 15 – PERPETUAL PREFERRED STOCK

Holders of shares of our Preferred Stock are entitled to receive, when, as, and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10% per annum of the liquidation preference of $10 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for 6 or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank would be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. The Preferred Stock is not subject to redemption by the Company.

On February 13, 2026, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share. The record date for this dividend was March 1, 2026, and the payment date was March 10, 2026. On May 15, 2026, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share. The record date for this dividend was June 1, 2026, and the payment date was June 10, 2026. On August 21, 2026, Star announced that its Board of Directors declared a cash dividend to holders of the Company’s Preferred Stock of $0.25 per share. The record date for this dividend was September 1, 2026, and the payment date was September 10, 2026. As of September 30, 2026, we are current on our preferred dividend payments.

On May 18, 2026, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") under which the Company may offer and sell, from time to time, shares of its Preferred Stock. Sales of Preferred Stock under the Sales Agreement, if any, are made by any method permitted by law and deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Global Select Market.

During the nine months ended September 30, 2026, the Company sold 82,764 shares of Preferred Stock under the Sales Agreement at a weighted average price of $9.86 per share, for gross proceeds of approximately $816. After deducting commissions and fees of approximately $25, the Company received net proceeds of approximately $790.

NOTE 16 – STOCKHOLDER RIGHTS PLAN

On October 15, 2018, the Company’s Board of Directors declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (as amended, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The Company’s stockholders approved the Rights Agreement at the Company’s 2019 Annual Meeting of Stockholders held on May 6, 2019. On September 28, 2021, the Company and the Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”) that amended the Rights Agreement to extend its term through October 15, 2024. The amendment was approved by the Board on September 28, 2021, subject to stockholder approval, and the Company’s stockholders approved the Amendment at the Company’s 2022 Annual Meeting of Stockholders held on May 17, 2022. The Board of Directors has taken further action to amend the Original Rights Agreement, as amended by the First Amendment, to extend the expiration of the Rights Agreement to October 15, 2027, as contemplated in the Second Amendment to Rights Agreement (the “Second Amendment”). The Second Amendment was approved by the Board on June 13, 2024, subject to stockholder approval, and the Company’s stockholders approved the Second Amendment at the Company’s 2024 Annual Meeting of Stockholders held on July 31, 2024.

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

Until the date that the Rights become exercisable (the “Distribution Date”), common stock certificates will also evidence the Rights and will contain a notation to that effect. Any transfer of shares of common stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights will separate from the common stock and be evidenced by Right certificates, which the Company will mail to all holders of Rights that have not become void. After the Distribution Date, if a person or group already is or becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may exercise their Rights upon payment of the purchase price to purchase shares of common stock (or other securities or assets as determined by the Board) with a market value of two times the purchase price (a “Flip-in Event”). After the Distribution Date, if a Flip-in Event has already occurred and the Company is acquired in a merger or similar transaction, all holders of Rights, except the Acquiring Person, may exercise their Rights upon payment of the purchase price, to purchase shares of the acquiring or other appropriate entity with a market value of two times the purchase price of the Rights. Rights may be exercised to purchase Series B Preferred Stock only after the Distribution Date occurs and prior to the occurrence of a Flip-in Event as described above. A Distribution Date resulting from the commencement of a tender offer or an exchange offer as described in clause (ii) above could precede the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase Series B Preferred Stock. A Distribution Date resulting from any occurrence described in clause (i) above would necessarily follow the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase shares of common stock (or other securities or assets) as described above.

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

Segment information for the three and nine months ended September 30, 2026 and 2025, respectively, is as follows:

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For The Three Months Ended September 30, 2026
Revenues	$16,347	$33,842	$3,731	$160	$(160)	$53,920
Cost of revenues	13,019	15,671	1,927	74	—	30,691
Gross profit (a)	3,328	18,171	1,804	86	(160)	23,229
Salaries and related	(1,611)	(14,760)	(628)	(10)	(1,214)	(18,223)
Office and general	(1,193)	(2,022)	(476)	(100)	(1,694)	(5,485)
Marketing and promotion	(15)	(977)	(5)	—	—	(997)
Operating expenses depreciation and amortization	(104)	(216)	—	—	(11)	(331)
Operating income (loss)	$405	$196	$695	$(24)	$(3,079)	$(1,807)

EBITDA (loss) (b)	$276	$40	$960	$366	$(2,359)	$(717)
Total depreciation and amortization	(258)	(216)	(333)	(75)	(11)	(893)
Interest income (expense), net	(168)	(174)	(43)	241	144	—
Provision for income taxes	—	(44)	—	—	65	21
Net income (loss)	$(150)	$(394)	$584	$532	$(2,161)	$(1,589)
For The Nine Months Ended September 30, 2026
Revenues	$42,557	$105,232	$11,133	$477	$(477)	$158,922
Cost of revenues	34,430	51,800	5,890	223	—	92,343
Gross profit (a)	8,127	53,432	5,243	254	(477)	66,579
Salaries and related	(4,989)	(44,221)	(1,894)	(10)	(3,816)	(54,930)
Office and general	(3,434)	(6,183)	(1,360)	(349)	(3,629)	(14,955)
Marketing and promotion	(38)	(2,856)	(26)	—	—	(2,920)
Operating expenses depreciation and amortization	(295)	(621)	(19)	—	(31)	(966)
Operating income (loss)	$(629)	$(449)	$1,944	$(105)	$(7,953)	$(7,192)

EBITDA (loss) (b)	$(1,055)	$(903)	$2,910	$357	$(5,774)	$(4,465)
Total depreciation and amortization	(789)	(621)	(1,104)	(224)	(31)	(2,769)
Interest income (expense), net	(434)	(501)	(135)	631	426	(13)
Provision for income taxes	—	261	—	—	(244)	17
Net income (loss)	$(2,278)	$(1,764)	$1,671	$764	$(5,623)	$(7,230)

As of September 30, 2026
Accounts receivable, net	$7,703	$20,438	$3,653	$—	$29	$31,823
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,090	$7,438	$5,735	$6,362	$141	$23,766
Total assets	$32,434	$39,400	$13,072	$21,433	$(1,723)	$104,616

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For The Three Months Ended September 30, 2025
Revenues	$9,603	$37,038	$1,318	$53	$(53)	$47,959
Cost of revenues	7,919	18,408	972	33	—	27,332
Gross profit (a)	1,684	18,630	346	20	(53)	20,627
Salaries and related	(761)	(14,570)	(231)	—	(573)	(16,135)
Office and general	(488)	(2,154)	(158)	(26)	(1,993)	(4,819)
Marketing and promotion	(9)	(901)	(3)	—	—	(913)
Operating expenses depreciation and amortization	(40)	(350)	(8)	—	(6)	(404)
Operating income (loss)	$386	$655	$(54)	$(6)	$(2,625)	$(1,644)

EBITDA (loss) (b)	$495	$797	$140	$(6)	$(2,356)	$(930)
Total depreciation and amortization	(109)	(350)	(169)	(33)	(5)	(666)
Interest income (expense), net	(51)	(128)	(39)	89	210	81
Provision for income taxes	—	(3)	—	—	(246)	(249)
Net income (loss)	$335	$316	$(68)	$50	$(2,397)	$(1,764)
For The Nine Months Ended September 30, 2025
Revenues	$9,603	$104,445	$1,318	$53	$(53)	$115,366
Cost of revenues	7,919	50,782	972	33	—	59,706
Gross profit (a)	1,684	53,663	346	20	(53)	55,660
Salaries and related	(761)	(42,925)	(231)	—	(1,400)	(45,317)
Office and general	(488)	(5,437)	(158)	(26)	(4,067)	(10,176)
Marketing and promotion	(9)	(2,803)	(3)	—	1	(2,814)
Operating expenses depreciation and amortization	(40)	(872)	(8)	—	(12)	(932)
Operating income (loss)	$386	$1,626	$(54)	$(6)	$(5,531)	$(3,579)

EBITDA (loss) (b)	$495	$1,255	$140	$(6)	$(4,478)	$(2,594)
Total depreciation and amortization	(109)	(872)	(169)	(33)	(11)	(1,194)
Interest income (expense), net	(51)	(406)	(39)	89	613	206
Provision for income taxes	—	(451)	—	—	(175)	(626)
Net income (loss)	$335	$(474)	$(68)	$50	$(4,051)	$(4,208)

As of December 31, 2025	Building Solutions	Business Services	Energy Services	Investments	Corporate and Intersegment eliminations	Total
Accounts receivable, net	$8,671	$22,398	$4,045	$—	$106	$35,220
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,320	$7,934	$7,235	$6,586	$167	$26,242
Total assets	$34,105	$43,418	$12,526	$21,689	$1,493	$113,231
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

Geographic Data Reporting

A summary of revenues for the three and nine months ended September 30, 2026 and 2025 and net assets by geographic area as of September 30, 2026 and December 31, 2025, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended September 30, 2026
Revenue (a)	$16,099	$27,688	$4,633	$5,500	$53,920
For The Three Months Ended September 30, 2025
Revenue (a)	$18,998	$18,439	$4,922	$5,600	$47,959
For The Nine Months Ended September 30, 2026
Revenue (a)	$51,604	$75,951	$14,856	$16,511	$158,922
For The Nine Months Ended September 30, 2025
Revenue (a)	$50,692	$31,688	$16,427	$16,559	$115,366
As of September 30, 2026
Long-lived assets, net of accumulated depreciation and amortization (b)	$30	$21,763	$39	$1,934	$23,766
Net assets	$2,139	$42,494	$1,430	$12,062	$58,125
As of December 31, 2025
Long-lived assets, net of accumulated depreciation and amortization (b)	$32	$24,160	$35	$2,015	$26,242
Net assets	$3,855	$47,524	$1,475	$12,853	$65,707

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 18 – SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories

The components of inventories are as follows:

	September 30, 2026	December 31, 2025
Raw materials	$4,517	$4,122
Work-in-process	473	536
Finished goods	2,264	2,330
Total inventories, net	$7,254	$6,988

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Property and Equipment

Property and equipment consists of the following:

	September 30, 2026	December 31, 2025
Land	$1,737	$1,134
Buildings and leasehold improvements	6,204	9,070
Transportation	2,234	2,023
Machinery and equipment	14,827	12,750
Gross property and equipment	25,002	24,977
Accumulated depreciation	(8,336)	(6,367)
Total property and equipment, net	$16,666	$18,610

Total depreciation expense for the three and nine months ended September 30, 2026 was $723 and $2,270, respectively, and $420 and $472 for the three and nine months ended September 30, 2025, respectively.

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

Notes Receivable

Notes receivable consists of the following principal and interest balances as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	Principal and interest	Principal and interest
Catalyst Note	$9,004	$8,257
MDOS Note	372	596
KBS Customer Note	53	32
Total note receivable	9,429	8,885
Less current portion	(277)	(256)
Note receivable, net of current portion	$9,152	$8,629

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

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In 2021, SOC completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $372 at September 30, 2026, is included in “Notes receivable, net of current portion” and “Notes receivable” in our Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 for $223 and $149, respectively. The MDOS Note requires quarterly installments of $74 and incurs interest at a fixed rate of 5.0% through maturity in 2028.

In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Condensed Consolidated Balance Sheets at September 30, 2026.

The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model.

Long Term Investments

Below are the components of our Long Term Investments as of September 30, 2026:

	Method of Accounting	September 30, 2026	December 31, 2025
Investment in Catalyst	Measurement Alternative	$953	$953
Total		$953	$953

Investment in Catalyst

As a part of the sale of Digirad Health, SOC received common equity of Catalyst Parent, which is held in our Investments Segment at a carrying amount of $953 under the measurement alternative for equity securities without readily determinable fair value at September 30, 2026. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.

Investment in Enservco

On August 9, 2024, SOC entered into an investment in Enservco pursuant to a Share Exchange Agreement in which SOC agreed to issue to Enservco 250,000 shares of Preferred Stock representing $2,600 of value in exchange for 9,023,035 Enservco Common Shares, representing 19.9% of the equity interests of Enservco, and 3.5 million Enservco Preferred Shares and certain options included in the Share Exchange Agreement. We also issued a $1,000 note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC. The investment in Enservco had a value of zero at September 30, 2026.

NOTE 19 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

    Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$6,220	$10,269
Restricted cash, current	1,080	1,819
Restricted cash, non-current	548	1,322
Total cash, cash equivalents, and restricted cash	$7,848	$13,410

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

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company had $0.2 million of legal reserves as of both September 30, 2026 and December 31, 2025.

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

NOTE 21 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring after September 30, 2026 through November 12, 2026, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in the accompanying condensed financial statements. Except as described below, the Company has determined that no other material subsequent events require recognition or disclosure.

Acquisition of PD Machine, LLC

On October 23, 2026 (the “PD Machine Closing Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with PD Machine, LLC (the “Target Company”); Davis Rentals, LLC (the “Real Estate Target Company”); the Company’s indirect wholly owned subsidiaries: Alliance Machine Solutions, Inc. (“Alliance Machines”) and 1218 East 135 South, Inc. (“New Real Estate Sub”); Phil's Welding, Inc. (the “Target Parent Company”); each of the owners of Target Parent Company and beneficial owners of the Target Company, Real Estate Target Company and Target Parent Company (collectively along with Target Parent Company, the “PD Machine Sellers”); and Phillip Davis, as Seller Representative. On the PD Machine Closing Date, the Target Company merged into Alliance Machines, which survived as an indirect wholly owned subsidiary of the Company. The Target Company operates a machine shop in Vernal, Utah, providing specialized welding, repair, rebuilding, and machining services for drilling and other equipment, primarily in Utah and the surrounding states.

In connection with the closing of the transaction, excluding the separate real-estate transaction described below, the Company paid the PD Machine Sellers aggregate consideration of (i) $350 (the “Cash Consideration”) and (ii) issued 75,000 shares (the “Stock Consideration”) of the Company’s Preferred Stock, subject to customary adjustments for debt, cash on hand, transaction expenses and net working capital. At the closing, $50 of the Cash Consideration and 5,000 shares of the Stock Consideration were held in escrow to satisfy the PD Machine Sellers’ indemnification and purchase-price adjustment obligations under the Purchase Agreement.

The Purchase Agreement provides for the acquisition of the Owned Real Property (as defined in the Purchase Agreement) by a merger of Real Estate Target Company into New Real Estate Sub at a separate closing (the “Real Estate Closing”), subject to satisfaction or waiver of the applicable closing conditions, for $150 in cash and 35,000 shares of Series A

Index
STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Preferred Stock. If certain conditions of the Purchase Agreement have not been satisfied or waived by February 28, 2027, the Company has the option to forego the purchase of the Owned Real Property. Alliance Machines also entered into a lease with the Real Estate Target Company for the continued use of the Owned Real Property. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations.

Acquisition of Cornerstone RPO

On November 2, 2026 (the “Cornerstone Closing Date”), the Company, Hudson Talent Solutions US, Inc. (“HTS”), an indirect wholly owned subsidiary of the Company, and Hudson Talent Solutions, LLC (the parent of HTS), entered into an Asset Purchase Agreement (the “Cornerstone APA”) with Cornerstone RPO, LLC (“Cornerstone”), each of the members of Cornerstone (collectively with Cornerstone, the “Cornerstone Sellers”), and Rodney Ashby, as Member Representative. Cornerstone provides recruitment process outsourcing and talent acquisition services. On the Cornerstone Closing Date, certain of the assets and liabilities of Cornerstone were assigned to and assumed by HTS, and all of the employees of Cornerstone became employees of HTS.

In connection with the closing of the transaction, HTS paid the Cornerstone Sellers consideration of (i) $500, of which $100 was held in escrow to satisfy the Cornerstone Sellers’ indemnification obligations under the Cornerstone APA, and (ii) $250 in fixed deferred consideration evidenced by a promissory note issued by HTS to Cornerstone (the “Note”), to be paid over a three-year period. Up to an additional $1,500 of contingent earnout consideration may also be paid to the Cornerstone Sellers if certain revenue milestones are achieved over a three-year period. An additional $250 consideration may be paid to the Cornerstone Sellers contingent upon the legal transfer of certain client contracts or establishment of certain business with HTS.

The Note is unsecured and non-interest-bearing absent default, provides for payment in 36 monthly installments beginning on the first month anniversary of the Cornerstone Closing Date, and is subject to the setoff rights provided in the Cornerstone APA.

The earnout consideration is payable in three increments of $500 upon achievement of cumulative legacy-client revenue of $6,000, $12,000 and $20,000, respectively, during the 36-month period beginning on the Cornerstone Closing Date. Each earnout payment is payable 75% in cash and 25% in shares of the Company’s 10% Series A Cumulative Perpetual Preferred Stock, with the number of shares determined using a value of $10.00 per share and any fractional-share amount paid in cash. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations.

Colfax, Wisconsin Sale-Leaseback Agreement

On November 9, 2026, 106 Bremer Ave, LLC (“Property Owner”), a wholly owned subsidiary of the Company entered into a Purchase and Sale Agreement (the “Colfax Purchase Agreement”) with DWG Capital Partners, LLC (“DWG”), an unaffiliated third party, pursuant to which the Property Owner agreed to sell certain real property located at 106 Bremer Avenue, Colfax, WI (“Colfax Premises”) to DWG, for a purchase price of $5.2 million, subject to the terms and conditions of the Colfax Purchase Agreement. The net proceeds to be received by the Property Owner from the Colfax Purchase Agreement will be reduced by transaction commissions and expenses incurred in connection with the sale.

Simultaneous with the consummation of the Colfax Purchase Agreement, TT, a wholly owned subsidiary of the Company and current occupant of the Colfax Premises, will enter into a commercial single-tenant triple net lease (the “Lease Agreement”) with DWG, or its permitted assignee, as landlord, pursuant to which TT will lease back the Colfax Premises for a term commencing upon the execution of the Lease Agreement and ending on the 20th annual anniversary thereof, unless earlier terminated or extended for two renewal periods for an additional 10 years each in accordance with the terms of the Lease Agreement. The Lease Agreement is structured as an absolute net lease pursuant to which TT will generally be responsible for insurance premiums, maintenance, utilities, taxes and other expenses, associated with the Colfax Premises. The Company will guarantee the obligations of TT under the Lease Agreement.

The Company anticipates that the closing of the Colfax Purchase Agreement, including the execution of the Lease Agreement will occur in the fourth calendar quarter of 2026, subject to the satisfaction of certain customary closing conditions and contingencies for transactions of this type. DWG may terminate the Colfax Purchase Agreement for any reason or no reason before expiration of the due diligence period, as provided in the Colfax Purchase Agreement. Closing is scheduled to occur within 30 days after expiration of that period, subject to each party’s right to extend closing once for up to 30 days and DWG’s additional right to extend closing once for up to 15 days, and other extensions expressly provided in the Colfax Purchase Agreement. Accordingly, closing may occur after the fourth calendar quarter of 2026. Such contingencies include satisfactory title and insurance commitment, satisfactory survey review, environmental condition review, the DWG’s ability to obtain appropriate financing, release of all monetary liens on the Colfax Premises, and satisfaction of other due diligence items as set forth in the Colfax Purchase Agreement. Following the closing, TT will continue to operate its business from the Colfax Premises pursuant to the Colfax Purchase Agreement and Lease Agreement. Upon closing, the Company expects to account for the transaction under ASC 842-40, Sale and Leaseback Transactions.

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

This MD&A includes the following sections:

•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Forward-Looking Statements

Executive Overview

Star Equity Holdings, Inc. (“Star,” the “Company,” “we,” “our”, formerly known as Hudson Global, Inc. ("Hudson")) is a diversified multi-industry holding company with four segments. Our Building Solutions segment operates in the construction industry. Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. Our Energy Services segment consists of Alliance Drilling Tools, Inc. (“ADT”). In addition, we have an Investments segment, which holds and manages certain of our corporate-owned real estate, and manages internally funded, concentrated minority investments in a small number of public companies.

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

Pursuant to the terms of the Merger Agreement, at the Effective Time, (i) each share of common stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement) were automatically converted into the right to receive 0.23 shares of Star common stock and (ii) each share of preferred stock of SOC issued and outstanding immediately prior to the Effective Time (other than certain shares set forth in the Merger Agreement) were automatically converted into the right to receive one (1) share of Star Preferred Stock. As a result of the Merger, former SOC common stockholders received approximately 744,291 shares of Star common stock for their SOC common shares and former SOC preferred stockholders received approximately 2,690,637 shares of Star Preferred Stock. No fractional shares of

Index
Star common stock were issued in the Merger, and SOC stockholders became entitled to receive cash in lieu of fractional shares in accordance with the Merger Agreement.

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

Our Business Services segment delivers Recruitment Process Outsourcing (“RPO”) services consisting of recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large multinational companies. The Company operates directly in eighteen countries with three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa ("EMEA"). The Company’s RPO delivery teams utilize recruitment process methodologies and project management expertise to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting for clients’ permanent staff hires. RPO services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles. In addition, RPO clients receive a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson RPO-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client. With direct operations in eighteen countries and relationships with specialized professionals and organizations around the globe, Business Services brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for client support.

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

We continue to explore all strategic alternatives to maximize value for the Company’s stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance value to our stockholders, as well as review information regarding potential acquisitions or combinations, and provide information to third parties regarding potential dispositions of assets or business lines, from time to time. On August 14, 2026, the Company, HH Merger Sub, and Harte Hanks entered into the HH Merger Agreement providing for the HH Merger. See Note 5, Acquisitions, within the notes to our Condensed Consolidated Financial Statements for a summary of the HH Merger Agreement.

Index

    This MD&A discusses the results of the Company’s business for the three and nine months ended September 30, 2026 and 2025.

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

On August 14, 2026, the Company, HH Merger Sub, and Harte Hanks entered into the HH Merger Agreement, pursuant to which HH Merger Sub will merge with and into Harte Hanks, with Harte Hanks surviving as a wholly owned subsidiary of the Company. Under the terms of the HH Merger Agreement, Harte Hanks stockholders will be entitled to receive, at their election and subject to proration, either (i) $5.00 in cash, (ii) 0.5 shares of the Company’s Preferred Stock, or (iii) a combination thereof, for each outstanding share of Harte Hanks common stock. Aggregate cash consideration is limited to $19.2 million. Assuming the maximum cash consideration is paid, the aggregate merger consideration would consist of $19.2 million in cash and approximately 1.92 million in shares of the Company’s Preferred Stock. Completion of the HH Merger remains subject to customary closing conditions, including approval by Harte Hanks stockholders, receipt of certain third-party consents, and obtaining the financing necessary to fund the cash portion of the merger consideration. The financing is expected to be provided by a drawdown on Harte Hanks’ existing $25 million asset-based revolving credit facility with Texas Capital Bank (with the drawdown not to exceed $15 million), under which $13.8 million was available as of September 30, 2026 after giving effect to outstanding letters of credit. See Note 5, Acquisitions, within the notes to our Condensed Consolidated Financial Statements for a summary of the HH Merger and HH Merger Agreement.

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

Index
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

In our Business Services segment, our clients’ demands for RPO and contracting services largely depend on the market conditions and the strength of the labor markets in the countries where we operate. In the first nine months of 2026, the market conditions remained challenging due to persistent inflation, market uncertainty related to trade disruptions, and decreased demand for labor in certain markets. We anticipate that these challenging market conditions will continue through the remainder of 2026.

In our Energy Services segment, demand for our products is closely tied to oil prices, as customer drilling activity and capital spending are influenced by prevailing market conditions. Higher and stable oil prices generally support increased drilling and tool utilization, while lower or volatile prices may reduce activity and negatively impact our revenues and operating results. The demand for our Energy Services offerings is tied in part to oil and gas prices, drilling activity, and capital expenditures by E&P companies. During the first nine months of 2026, improved oil prices contributed to increased customer activity, and the segment delivered strong performance.

Economic conditions in many of the world’s major markets remained uncertain throughout 2026. While inflationary pressures moderated in certain regions, elevated interest rates and tighter credit conditions continued to impact market activity. Changes in trade policies, including tariffs and related trade restrictions, may also affect our international operations and the demand for our products and services. These conditions contributed to wage pressures, higher operating costs, staffing challenges, fluctuating consumer confidence, and constrained access to capital markets, each of which affected our business. In connection with this environment, some customers reduced demand for our services, and certain others temporarily deferred or permanently discontinued engagements. Ongoing macroeconomic uncertainty, including the potential for renewed inflationary pressures or changes in interest rate policy, could have material adverse effects on various aspects of our business in future periods.

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

Index

Summary of Financial Performance Highlights For The Three Months Ended September 30, 2026

•    Revenue was $53.9 million for the three months ended September 30, 2026, compared to $48.0 million for the same period in 2025, an increase of $6.0 million, or 12.4%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 19 percentage points to the revenue growth.

•    Gross profit was $23.2 million for the three months ended September 30, 2026, compared to $20.6 million for the same period in 2025, an increase of $2.6 million, or 12.6%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 15 percentage points.

•    Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $24.5 million for the three months ended September 30, 2026, compared to $21.8 million for the same period in 2025, an increase of $2.7 million, or 12.3%. The acquisitions of our Building Solutions, Energy Services, and Investments segments collectively contributed 11 percentage points to the increase in SG&A and Non-Op.

•    Net loss was $1.6 million for the three months ended September 30, 2026, compared to net loss of $1.8 million for the same period in 2025, a decrease in net loss of $0.2 million.

•    EBITDA loss was $0.7 million for the three months ended September 30, 2026, compared to EBITDA loss of $0.9 million for the same period in 2025, a decrease in EBITDA loss of $0.2 million.

Summary of Financial Performance Highlights For The Nine Months Ended September 30, 2026

•    Revenue was $158.9 million for the nine months ended September 30, 2026, compared to $115.4 million for the same period in 2025, an increase of $43.6 million, or 37.8%. The increase in revenue was principally driven by the inclusion of revenues from the Star Operating Companies acquisition, which contributed 37 percentage points to the revenue growth.

•    Gross profit was $66.6 million for the nine months ended September 30, 2026, compared to $55.7 million for the same period in 2025, an increase of $10.9 million, or 19.6%. The increase in gross profit was driven by the acquisition of Star Operating Companies, which increased gross profit growth by 20 percentage points.

•    Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $72.8 million for the nine months ended September 30, 2026, compared to $58.5 million for the same period in 2025, an increase of $14.3 million, or 24.5%. The acquisitions of our Building Solutions, Energy Services, and Investments segments collectively contributed 20 percentage points to the increase in SG&A and Non-Op.

•    Net loss was $7.2 million for the nine months ended September 30, 2026, compared to net loss of $4.2 million for the same period in 2025, an increase in net loss of $3.0 million.

•    EBITDA loss was $4.5 million for the nine months ended September 30, 2026, compared to EBITDA loss of $2.6 million for the same period in 2025, an increase in EBITDA loss of $1.9 million.

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

Index
    The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2026	2025	2026	2025
Net loss attributable to common shareholders	$(2,204)	$(1,831)	$(9,040)	$(4,275)
Dividends on Preferred Stock	615	67	1,810	67
Net loss	(1,589)	(1,764)	$(7,230)	$(4,208)
Adjustments to Net loss
(Benefit from) provision for income taxes	(21)	249	(17)	626
Interest (income) expense, net	—	(81)	13	(206)
Depreciation and amortization expense-within cost of revenues	562	262	1,803	262
Depreciation and amortization expense -within selling, general and administrative expense	331	404	966	932
Total adjustments from net loss to EBITDA	872	834	2,765	1,614
EBITDA (loss)	$(717)	$(930)	$(4,465)	$(2,594)

Index
Results of Operations

Building Solutions

Results for the three and nine months ended September 30, 2025 include only the period from August 22, 2025, the date of the merger of Star Equity Holdings, Inc. and Hudson Global, Inc., through September 30, 2025.

Revenue - Building Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Revenue	$16.3	$9.6	$6.7	70%	$42.6	9.6	$33.0	344%

For the three months ended September 30, 2026, Building Solutions contributed $16.3 million to the Company's revenue. The segment faced several headwinds during the quarter that constrained revenue generation. Project timing delays affected certain large projects, as customer-driven schedule changes shifted revenue recognition into subsequent periods. Additionally, challenging macroeconomic conditions weighed on customer demand, resulting in extended sales cycles and delayed capital spending decisions.

For the nine months ended September 30, 2026, Building Solutions contributed $42.6 million to the Company's revenue. The drivers of the revenue performance for the nine months ended September 30, 2026 were the same factors noted for the three months ended September 30, 2026 above.

Gross Profit - Building Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Gross profit	$3.3	$1.7	$1.6	98%	$8.1	$1.7	$6.4	383%

For the three months ended September 30, 2026, Building Solutions contributed $3.3 million to the Company's gross profit. Margins were pressured by rising input costs in a competitive pricing environment, along with lower production volumes.

For the nine months ended September 30, 2026, Building Solutions contributed $8.1 million to the Company's gross profit. Margin for the nine months ended September 30, 2026 was affected largely by the same dynamics that pressured the three months ended September 30, 2026, with the earlier part of the year also seeing volume impacted by weather-related project delivery disruptions.

SG&A and Non-Op - Building Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
SG&A and Non-Op	$3.2	$1.3	$2.0	156%	$9.7	$1.3	$8.4	672%
SG&A and Non-Op as a percentage of revenue	20%	13%	N/A	N/A	23%	13%	N/A	N/A

For the three months ended September 30, 2026, Building Solutions SG&A and Non-Op expenses were $3.2 million or 20% of revenue. The segment demonstrated effective cost management during the quarter, controlling discretionary spending and maintaining operational efficiency despite the challenging revenue environment. The focus on expense discipline helped partially offset the impact of lower sales volumes on overall profitability.

Index

For the nine months ended September 30, 2026, Building Solutions SG&A and Non-Op expenses were $9.7 million or 23% of revenue. The segment kept a disciplined approach to spending through the first nine months of the year, working to preserve operating flexibility as it navigates a competitive pricing environment and softer demand.

Operating (Loss) Income and EBITDA - Building Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Building Solutions
Operating income (loss)	$0.4	$0.4	$—	5%	$(0.6)	$0.4	$(1.0)	(264)%
EBITDA (loss)	$0.3	$0.5	$(0.2)	(44)%	$(1.1)	$0.5	$(1.6)	(313)%
EBITDA (loss) as a percentage of revenue	2%	5%	N/A	N/A	(2)%	5%	N/A	N/A

For the three months ended September 30, 2026, Building Solutions generated operating income of $0.4 million and EBITDA of $0.3 million or 2% of revenue. Profitability for the quarter was primarily impacted by lower volume and margin pressure resulting from rising material costs and the competitive environment. While the segment maintained effective cost management and expense discipline on the SG&A side, the revenue shortfall and resulting margin pressure were the primary drivers of the near-breakeven EBITDA performance.

For the nine months ended September 30, 2026, Building Solutions generated operating loss of $0.6 million and EBITDA loss of $1.1 million or 2% of revenue. The segment maintained effective cost management on the SG&A side; however, lower volume and margin pressure from the competitive environment remained a challenge through the first nine months of the year.

Business Services

Revenue - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
Revenue	$33.8	$37.0	$(3.2)	(9)%	$105.2	$104.4	$0.8	1%

For the three months ended September 30, 2026, RPO revenue decreased $0.3 million, or 2%, while contracting revenue decreased $2.9 million, or 15% compared to 2025.

    In the Americas, revenue decreased slightly for the three months ended September 30, 2026, compared to the same period in 2025. The decrease was driven by a decline in contracting revenue, which decreased $0.2 million, or 24%, due to reduced demand from existing clients. This decline was mainly offset by an increase in RPO revenue of $0.2 million, or 3%, driven by higher demand from existing clients.

    In Asia Pacific, revenue decreased $2.9 million, or 12%, for the three months ended September 30, 2026, compared to the same period in 2025. Contracting revenue decreased $2.4 million, or 15%, due to lower demand from existing clients, coupled with a decline in RPO revenue of $0.5 million, or 6%, due to a reduction in demand from existing clients.

In EMEA, revenue decreased $0.3 million, or 6%, for the three months ended September 30, 2026, compared to the same period in 2025, driven by a decline in contracting revenue of $0.3 million, or 10%, and a decline in RPO revenue of $0.1 million, or 2%.

For the nine months ended September 30, 2026, RPO revenue increased $0.4 million, or 1%, while contracting revenue increased $0.4 million, or 1% compared to 2025.

Index
In the Americas, revenue increased $1.5 million, or 7%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by RPO revenue, which increased $2.6 million, or 14%, driven by higher demand from existing clients, while contracting revenue decreased $1.1 million, or 36%, due to reduced demand from existing clients.

    In Asia Pacific, revenue increased $0.6 million, or 1%, for the nine months ended September 30, 2026, compared to the same period in 2025. Contracting revenue increased $2.6 million, or 6%, due to higher demand from existing clients, partly offset by a decline in RPO revenue of $1.9 million, or 9%, due to a reduction in demand from existing clients.

In EMEA, revenue decreased $1.4 million, or 8%, for the nine months ended September 30, 2026, compared to the same period in 2025, driven by a decline in contracting revenue of $1.1 million, or 13%, and a decline in RPO revenue of $0.3 million, or 3%.

Gross Profit - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
Gross Profit	$18.2	$18.6	$(0.5)	(2)%	$53.4	$53.7	$(0.2)	—%

For the three months ended September 30, 2026, gross profit decreased $0.5 million, or 2%, driven by a decrease in RPO gross profit of $0.2 million, coupled with a decrease in contracting gross profit of $0.2 million, compared to the same period in 2025.

    In Americas, gross profit increased by $0.2 million, or 4%, for the three months ended September 30, 2026, compared to the same period in 2025. The growth was primarily driven by an increase of $0.4 million, or 5%, in RPO gross profit, partially offset by a decrease in contracting gross profit of $0.1 million, or 69%, compared to 2025.

    In Asia Pacific, gross profit decreased by $0.4 million, or 5%, for the three months ended September 30, 2026, compared to the same period in 2025, driven by lower RPO gross profit of $0.5 million.

In EMEA, gross profit decreased by $0.3 million, or 9%, for the three months ended September 30, 2026, compared to the same period in 2025, driven by lower RPO gross profit of $0.1 million and lower contracting gross profit of $0.1 million.

For the nine months ended September 30, 2026, gross profit decreased $0.2 million, or 0.4%, driven by a decrease in contracting gross profit of $0.7 million, partly offset by an increase in RPO gross profit of $0.5 million, compared to the same period in 2025.

    In Americas, gross profit increased by $2.2 million, or 11%, for the nine months ended September 30, 2026, compared to the same period in 2025. The growth was primarily driven by an increase of $2.7 million, or 14%, in RPO gross profit, partially offset by a decrease in contracting gross profit of $0.5 million, or 80%, compared to 2025.

    In Asia Pacific, gross profit decreased by $2.1 million, or 9%, for the nine months ended September 30, 2026, compared to the same period in 2025, driven by lower RPO gross profit of $2.0 million, coupled with lower contracting gross profit of $0.1 million.

In EMEA, gross profit decreased by $0.3 million or 3%, for the nine months ended September 30, 2026, compared to the same period in 2025, driven primarily by lower RPO gross profit of $0.2 million.

Index
SG&A and Non-Op - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
SG&A and Non-Op	$18.1	$17.8	$0.3	2%	$54.3	$52.4	$1.9	4%
SG&A and Non-Op as a percentage of revenue	54%	48%	N/A	N/A	52%	50%	N/A	N/A

For the three months ended September 30, 2026, SG&A and Non-Op increased $0.3 million compared to the same period in 2025, while SG&A and Non-Op as a percentage of revenue increased from 48% in the prior year to 54% in the current year. The increase in SG&A and Non-Op was primarily due to higher compensation costs.

For the nine months ended September 30, 2026, SG&A and Non-Op increased $1.9 million or 4%, compared to the same period in 2025, while SG&A and Non-Op as a percentage of revenue increased from 50% in the prior year to 52%.

Operating Income and EBITDA - Business Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Business Services
Operating income (loss)	$0.2	$0.7	$(0.5)	(70)%	$(0.4)	$1.6	$(2.1)	(128)%
EBITDA (loss)	$—	$0.8	$(0.8)	(95)%	$(0.9)	$1.3	$(2.2)	(172)%
EBITDA (loss) as a percentage of revenue	—%	2%	N/A	N/A	(1)%	1%	N/A	N/A

For the three months ended September 30, 2026, operating income was $0.2 million, compared to operating income of $0.7 million in 2025, and EBITDA was $0.04 million, or 0.1% of revenue, compared to EBITDA of $0.8 million, or 2% of revenue, in 2025.

For the nine months ended September 30, 2026, operating loss was $0.4 million, compared to operating income of $1.6 million in 2025, and EBITDA loss was $0.9 million, or 1% of revenue, compared to EBITDA of $1.3 million, or 1% of revenue, in 2025.

Energy Services

Results for the three and nine months ended September 30, 2025 include only the period from August 22, 2025, the date of the merger of Star Equity Holdings, Inc. and Hudson Global, Inc., through September 30, 2025.

Revenue - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Revenue	$3.7	$1.3	$2.4	183%	11.1	1.3	$9.8	745%

    For the three months ended September 30, 2026, Energy Services contributed $3.7 million in revenue. The segment demonstrated positive momentum during the quarter, in both the geothermal and oil & gas markets, where activity levels accelerated as the segment continued to capture market share through strong customer relationships and new customer wins.

Index
For the nine months ended September 30, 2026, Energy Services contributed $11.1 million in revenue. Activity remained strong across both the Permian and Rockies regions through the first nine months of the year, driving momentum across markets.

Gross Profit - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Gross Profit	$1.8	$0.3	$1.5	421%	$5.2	$0.3	$4.9	N/M
N/M = not meaningful

For the three months ended September 30, 2026, the contribution of Energy Services to the Company's Gross Profit was $1.8 million. The segment delivered strong margin performance during the quarter. The combination of increased activity levels and improved cost absorption supported profitability as the segment executed on opportunities across both traditional energy markets and diversified non-oil-and-gas applications.

For the nine months ended September 30, 2026, the contribution of Energy Services to the Company's Gross Profit was $5.2 million. The drivers of the margin performance for the nine months ended September 30, 2026 were the same factors noted for the three months ended September 30, 2026 above.

SG&A and Non-Op - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
SG&A and Non-Op	$1.2	$0.4	$0.8	220%	$3.4	$0.4	$3.1	830%
SG&A and Non-Op as a percentage of revenue	32%	28%	N/A	N/A	31%	28%	N/A	N/A

For the three months ended September 30, 2026, Energy Services’ SG&A and non-operating expenses totaled $1.2 million or 32% of revenue. Expenses were generally in line with normal operating levels, with a slight increase in sales commissions reflecting efforts to expand market share during the period.

For the nine months ended September 30, 2026, Energy Services’ SG&A and non-operating expenses totaled $3.4 million or 31% of revenue. Spend levels tracked the segment's normal operating range for the first nine months of the year, with sales commissions representing a modest share of the total as the segment worked to grow its customer base.

Operating Income and EBITDA - Energy Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Energy Services
Operating income (loss)	$0.7	$(0.1)	$0.7	N/M	$1.9	$(0.1)	$2.0	N/M
EBITDA (loss)	$1.0	$0.1	$0.8	585%	$2.9	$0.1	$2.8	N/M
EBITDA (loss) as a percentage of revenue	26%	11%	N/A	N/A	26%	11%	N/A	N/A

N/M = not meaningful

Index
    For the three months ended September 30, 2026, Energy Services reported operating income of $0.7 million and EBITDA of $1.0 million or 26% of revenue. The segment's profitability reflects the positive momentum established during the quarter, with strong margin performance and increased activity levels driving EBITDA generation.

For the nine months ended September 30, 2026, Energy Services reported operating income of $1.9 million and EBITDA of $2.9 million or 26% of revenue. Results for the first nine months of the year were underpinned by sustained activity across the Permian and Rockies regions and continued strength in geothermal markets, translating into solid EBITDA generation for the segment.

Investments

Results for the three and nine months ended September 30, 2025 include only the period from August 22, 2025, the date of the merger of Star Equity Holdings, Inc. and Hudson Global, Inc., through September 30, 2025.

Revenue-Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Revenue	$0.2	$0.1	$0.1	202%	$0.5	$0.1	$0.4	801%

For the three and nine months ended September 30, 2026, Investments contributed $0.2 million and $0.5 million, respectively, to the Company’s revenue, reflecting rental income from owned properties.

Gross Profit - Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Gross profit	$0.1	$—	$0.1	324%	$0.3	$—	$0.2	N/M
N/M = not meaningful

For the three and nine months ended September 30, 2026, Investments contributed $0.1 million and $0.3 million, respectively, to the Company's gross profit, reflecting rental income after accounting for property depreciation.

SG&A and Non-Op - Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
SG&A and Non-Op	$(0.2)	$—	$(0.2)	N/M	$0.1	$—	$0.1	103%
SG&A and Non-Op as a percentage of revenue	(129)%	N/M	N/A	N/A	25%	N/M	N/A	N/A
N/M = not meaningful

For the three and nine months ended September 30, 2026, Investments SG&A and Non-Op was $(0.2) million and $0.1 million, respectively.

Operating (Loss) Income and EBITDA - Investments

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in amount	Change in %	2026	2025	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Investments
Operating income (loss)	$—	$—	$—	N/M	$(0.1)	$—	$(0.1)	N/M
EBITDA (loss)	$0.4	$—	$0.4	N/M	$0.4	$—	$0.4	N/M
EBITDA (loss) as a percentage of revenue	229%	(11)%	N/A	N/A	75%	(11)%	N/A	N/A
N/M = not meaningful

Investments operating loss was $0.0 million and $0.1 million for three and nine months ended September 30, 2026, respectively, with EBITDA of $0.4 million, or 229% of revenue for the three months ended September 30, 2026 and $0.4 million, or 75% of revenue for the nine months ended September 30, 2026.

Corporate Expenses, Net of Corporate Management Expense Allocations

Corporate expenses were $2.4 million for the three months ended September 30, 2026, representing a slight increase compared to $2.4 million for the same period in 2025. The increase in corporate expenses was primarily driven by higher compensation costs, reflecting increased salaries and related expenses associated with the acquisition of Star Operating Companies.

For the nine months ended September 30, 2026, corporate expenses were $5.8 million compared to $4.5 million for the same period in 2025, representing an increase of $1.3 million. The increase in corporate expenses was primarily driven by higher compensation costs, reflecting increased salaries and related expenses associated with the acquisition of Star Operating Companies.

Depreciation and Amortization Expense

Depreciation and amortization expense included in operating expenses was $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, compared to $0.4 million and $0.9 million for the same periods in 2025. Depreciation and amortization expense included in cost of revenues was $0.6 million and $1.8 million for the three and nine months ended September 30, 2026 and $0.3 million for each of the three and nine months ended September 30, 2025.

Interest (expense) income, Net

Interest expense, net was $0.0 million for each of the three and nine months ended September 30, 2026, compared to net interest income of $0.1 million and $0.2 million for the same periods in 2025.

Other Income (expense), Net

Net other income was $0.2 million and net other expense was $0.0 million for the three and nine months ended September 30, 2026, compared to net other income of $0.0 million and net other expense of $0.2 million for the same periods in 2025, respectively.

Provision for Income Taxes

The benefit from income taxes for the nine months ended September 30, 2026 was $0.0 million on $7.2 million of pre-tax loss, compared to a provision for income tax of $0.6 million on $3.6 million of pre-tax loss for the same period in 2025. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 0% and negative 17%, respectively. For the nine months ended September 30, 2026, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. For the nine months ended September 30, 2025, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to pretax losses for which no tax benefit can be recognized, foreign tax rate differences, and non-deductible expenses. The current year-to-date effective tax rate differs significantly from the prior period effective tax rate primarily due to the interaction of rate reconciliation items, including changes in valuation allowance.

Index
Net Loss

Net loss attributable to common shareholders was $2.2 million for the three months ended September 30, 2026, compared to net loss of $1.8 million for the three months ended September 30, 2025, an increase in net loss of $0.4 million. Basic and diluted loss per share were both $0.60 for the three months ended September 30, 2026, compared to basic and diluted loss per share of $0.56 for the same period in 2025.

Net loss attributable to common shareholders was $9.0 million for the nine months ended September 30, 2026, compared to net loss of $4.3 million for the nine months ended September 30, 2025, an increase in net loss of $4.8 million. Basic and diluted loss per share were both $2.43 for the nine months ended September 30, 2026, compared to basic and diluted loss per share of $1.39 for the same period in 2025.

Liquidity and Capital Resources

    As of September 30, 2026, cash and cash equivalents and restricted cash totaled $7.8 million, compared to $13.4 million as of December 31, 2025. The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
$ in millions	2026	2025
Net cash used in operating activities	$(2.2)	$(3.4)
Net cash provided by investing activities	0.6	6.2
Net cash used in financing activities	(3.9)	(2.6)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.1)	0.7
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5.6)	$0.9

Cash Flows from Operating Activities

    For the nine months ended September 30, 2026, net cash used in operating activities was $2.2 million, compared to $3.4 million during the same period in 2025, resulting in a $1.2 million decrease in net cash used. The decrease was primarily driven by favorable changes in working capital, principally accounts receivable, partly offset by the Company’s higher net loss in 2026 compared to 2025.

Cash Flows from Investing Activities

    For the nine months ended September 30, 2026, net cash provided by investing activities was $0.6 million compared to $6.2 million of net cash provided by investing activities in 2025. Investing activities in 2026 primarily reflects $3.2 million of proceeds from a sale-leaseback of real estate, $2.0 million from sales of equity securities, $1.0 million from the sale of lost-in-hole equipment, and $0.2 million from note receivable repayments, partially offset by $3.6 million of capital expenditures and $2.2 million of equity security purchases.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2026, net cash used in financing activities was $3.9 million, compared to net cash used in financing activities of $2.6 million in 2025. Net cash used in 2026 primarily reflects preferred stock dividends paid of $1.8 million in the current year, treasury stock repurchases of $1.2 million, and net debt repayments of $1.6 million, partially offset by $0.8 million of proceeds from the issuance of preferred stock under the Company’s at‑the‑market program.

Index
Credit Facilities

See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements for further details.

Liquidity and Capital Resources Outlook

    As of September 30, 2026, the Company had cash and cash equivalents on hand of $6.2 million, as well as our lines of credit and other debt instruments. During the nine months ended September 30, 2026, the Company raised $0.8 million in net proceeds through sales of shares of its 10% Series A Cumulative Perpetual Preferred Stock under an At Market Issuance Sales Agreement entered into in May 2026. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of September 30, 2026. The Company’s near-term cash requirements during 2026 are primarily related to the funding of the Company’s operations.

    As of September 30, 2026, $2.3 million of the Company’s cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Singapore ($1.0 million), Hong Kong ($0.7 million), the Philippines ($0.5 million), the U.K. ($0.4 million), Germany ($0.3 million), and India ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Off-Balance Sheet Arrangements

    As of September 30, 2026, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company had $0.2 million of legal reserves as of both September 30, 2026 and December 31, 2025. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index
Recent Accounting Pronouncements

    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant accounting pronouncements, including the respective expected dates of adoption.

Critical Accounting Policies and Estimates

    See “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 20, 2026 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies or estimates during the nine months ended September 30, 2026.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) changes in the cost and availability of commodities, materials, and equipment, (3) risks related to providing uninterrupted service to clients, (4) the ability of clients to terminate their relationship with the Company at any time, (5) risks associated with real estate ownership, (6) the Company’s ability to successfully achieve its strategic initiatives, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) risks related to potential acquisitions or dispositions of businesses by the Company, including risks related to the proposed HH Merger, such as the possibility that required financing, stockholder approval or other closing conditions may not be obtained or satisfied and that the HH Merger may be delayed or not completed; difficulties, delays or unexpected costs in integrating the businesses and managing the combined company’s expanded operations; the failure to realize anticipated benefits and cost savings; disruption of business operations and relationships with customers and employees, loss of key employees and diversion of management attention; increased indebtedness and reduced financial flexibility; and substantial transaction and integration costs, including transaction costs payable regardless of whether the HH Merger is completed, (9) our profitability and growth being tied to the success of our operating businesses, (10) risks associated with our financial investments in other businesses, (11) our ability to improve existing products and services and develop, introduce, and market new products and services successfully, (12) the loss of or material reduction in our business with any of the Company’s largest customers, (13) competition in the Company’s markets, (14) risks related to potential decreases in demand for products, (15) our ability to maintain costs at an acceptable level, (16) the negative cash flows and operating losses that may recur in the future, (17) risks related to international operations, including foreign currency fluctuations, political events, trade wars, natural disasters or health crises, including the Russia-Ukraine war and conflict in the Middle East, (18) risks relating to how future credit facilities may affect or restrict our operating flexibility, (19) our ability to generate or borrow sufficient cash to make payments on our indebtedness, (20) risks related to indebtedness, (21) risks associated with the Company’s investment strategy, (22) the Company’s dependence on key management personnel, (23) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (24) the Company’s ability to collect accounts receivable, (25) the Company’s exposure to legal proceedings, investigations and disputes, and limits on related insurance coverage, (26) the Company’s ability to utilize net operating loss carryforwards, (27) the potential for goodwill impairment, (28) volatility of the Company’s stock price, (29) risks related to our historically low trading volume, (30) risks related to securities or industry analysts, (31) the Company’s ability to declare dividends, (32) risks associated with failure to pay dividends on our Preferred Stock, (33) risks related to compliance with federal and state laws, regulations, and other rules, (34) our exposure to employment-related claims, legal liability, and costs from clients, employees, and regulatory authorities, (35) risks related to the imposition of licensing or tax requirements or new regulations, (36) the effect of Anti-takeover provisions in our organizational documents, (37) the effect of the protective amendment contained in our Restated Certificate of Incorporation, (38) the impact of our stockholder rights plan, or “poison pill,” on stockholder decision making, (39) risks related to our scaled disclosure requirements as a smaller reporting company, (40) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (41) the adverse impacts of cybersecurity threats and attacks, and (42) risks related to the use of new and evolving technologies. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On August 22, 2025, we completed the merger with Star Operating Companies, Inc. (“SOC”). As a result of this transaction, we are continuing to integrate the operations, systems, and internal controls of SOC into our existing processes. This integration includes aligning accounting policies, consolidating financial reporting systems, and implementing our internal control framework across the combined entity. While we do not believe these activities have materially affected our internal control over financial reporting at this time, the integration process may result in additional changes in future periods.

SOC’s subsidiaries include Alliance Drilling Tools, Inc. (“ADT”). Consistent with SEC guidance permitting the exclusion of an acquired business from an assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition, management excluded the internal controls of ADT from its annual assessment of internal control over financial reporting as of December 31, 2025. We are continuing to integrate ADT into the Company’s internal control framework. Management expects to complete its evaluation of ADT’s internal controls during the fourth quarter of 2026 and to include ADT in its annual assessment of internal control over financial reporting as of December 31, 2026.

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

ITEM 1A.    RISK FACTORS

    In evaluating us and our securities, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Risk Factors disclosed in the proxy statement/prospectus included in our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 19, 2026, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition. Unless otherwise indicated or required by the context, capitalized terms used in this Item 1A shall have the meanings set forth in the HH Merger Agreement.

Risks Relating to the Consummation of the HH Merger

The HH Merger is conditioned on the availability of Debt Financing and/or Alternative Debt Financing, which may not be obtained on the anticipated terms or at all.

The completion of the HH Merger is conditioned upon the availability of proposed financing of a portion of the Cash Consideration and any cash in lieu of fractional shares of Preferred Stock, pursuant to a draw by Harte Hanks on its $25,000,000 existing secured revolving credit facility under the ABL Loan Agreement (the “Debt Financing”). Under the HH Merger Agreement, Star expects to fund a portion of the Cash Consideration through borrowings under Harte Hanks’ existing revolving credit facility pursuant to the ABL Loan Agreement, as amended by the ABL Loan Agreement Amendment, or in the event any portion of the Debt Financing becomes unavailable, Star shall use commercially reasonable efforts to obtain alternative debt financing on terms substantially similar to those available under the ABL Loan Agreement or an Alternative Debt Financing. Among other conditions, the HH Merger cannot be completed unless all conditions to the funding of the Debt Financing (or any Alternative Debt Financing) have been satisfied or waived and at least $15.0 million is available to be borrowed at Closing.

Although Star and Harte Hanks have agreed to use commercially reasonable efforts to obtain the required financing, there can be no assurance that the required financing will be available on acceptable terms, when needed, or at all. Financing commitments may be delayed, terminated or become unavailable as a result of adverse market conditions, lender requirements, the failure to satisfy closing conditions or other factors outside the parties’ control.

If the required Debt Financing and/or Alternative Debt Financing is not available at Closing, the HH Merger may be delayed or may not be completed.

The HH Merger Agreement may be terminated in accordance with its terms and the HH Merger may not be completed.

The HH Merger Agreement contains a number of conditions that must be satisfied or waived before the HH Merger can be completed. These conditions include, among others, (i) approval of the HH Merger Agreement by the holders of a majority of the voting power of the outstanding shares of Harte Hanks Common Stock entitled to vote on the HH Merger, (ii) the effectiveness of the registration statement on Form S-4, (iii) the absence of any law, injunction or governmental order prohibiting the HH Merger, (iv) the accuracy of the parties’ representations and warranties and compliance with their respective covenants, (v) the absence of a Company Material Adverse Effect and a Parent Material Adverse Effect, (vi) delivery of the amendment to Harte Hanks’ existing Debt Financing ABL credit facility, or delivery of an acceptable Alternative Debt Financing agreement, and (vii) the availability of at least $15.0 million of Debt Financing or Alternative Debt Financing at Closing, as described in the prior risk factor.

These conditions may not be satisfied in a timely manner or at all. In particular, the HH Merger is dependent on the availability of Debt Financing and the execution of the ABL Loan Agreement Amendment, each of which is outside the complete control of the parties. If any closing condition is not satisfied or waived, the HH Merger may be delayed or may not be completed.

In addition, the HH Merger Agreement may be terminated under certain circumstances, including by mutual agreement of the parties, if the HH Merger is not completed by March 1, 2027, if the required Harte Hanks stockholder approval is not obtained, if certain closing conditions become incapable of being satisfied, if Harte Hanks accepts a Superior Proposal in

Index
accordance with the HH Merger Agreement, or in certain circumstances involving a change in the board of directors of Harte Hanks’ recommendation.

Combining Star and Harte Hanks may be more difficult, costly or time-consuming than expected, and Star and Harte Hanks may fail to realize the anticipated benefits of the HH Merger.

The success of the HH Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Star and Harte Hanks. To realize the anticipated benefits and cost savings from the HH Merger, Star and Harte Hanks must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Star and Harte Hanks are not able to successfully achieve these objectives, the anticipated benefits of the HH Merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the HH Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the HH Merger and the other transactions contemplated by the HH Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the HH Merger, which may adversely affect the value of the capital stock of the combined company following the completion of the HH Merger.

Star and Harte Hanks have operated and, until the completion of the HH Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, and employees or to achieve the anticipated benefits and cost savings of the HH Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Star and Harte Hanks during this transition period and for an undetermined period after completion of the HH Merger.

The future results of the combined company following the HH Merger may suffer if the combined company does not effectively manage its expanded operations.

Following the HH Merger, the size of the business of the combined company will increase beyond the current size of Star’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the HH Merger.

The HH Merger will increase the indebtedness of the combined company and could adversely affect its financial flexibility.

A portion of the Cash Consideration payable in the HH Merger will be funded through the Debt Financing. As a result, the combined company will have additional indebtedness following the HH Merger. Increased indebtedness may reduce financial flexibility, increase debt service obligations, restrict the ability to pursue strategic opportunities, limit the ability to obtain additional financing and make the combined company more vulnerable to adverse economic and industry conditions. The combined company’s ability to service its indebtedness will depend on future operating performance and financial results, which will be subject to economic, financial, competitive and other factors beyond its control.

Star and Harte Hanks are expected to incur substantial costs related to the HH Merger and integration.

Star and Harte Hanks have incurred and expect to incur a number of non-recurring costs associated with the HH Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by either Star or Harte Hanks regardless of whether the HH Merger is completed.

Following the Closing, Star is expected to incur substantial costs related to the integration of Star’s and Harte Hanks’ businesses, including facilities and systems consolidation costs and employment-related costs. Star and Harte Hanks may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including accounting and finance, payroll, compliance, treasury management, operations, vendor management, risk management, lines of business, pricing and benefits. While Star and Harte Hanks have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the HH Merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

Index
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

    The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2026 - July 31, 2026	11,236	$11.01	11,236	$1,488,229
August 1, 2026 - August 31, 2026	9,849	$10.58	9,849	$1,384,054
September 1, 2026 - September 30, 2026	7,651	$10.27	7,651	$1,305,502
Total	28,736	$10.67	28,736

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

In the third quarter of 2025, the Company completed its $5 million share repurchase program authorized on August 8, 2023. On September 10, 2025, the Board of Directors authorized a new common stock repurchase program under which the Company may repurchase up to $3 million of its outstanding common stock. During the nine months ended September 30, 2026, the Company repurchased on the open market a total of 114,993 shares of its common stock for an aggregate cost of $1.2 million under these authorizations. As of September 30, 2026, under the July 30, 2015, August 8, 2023 and September 10, 2025 authorizations combined, the Company had repurchased an aggregate of 1,063,375 shares for a total cost of $16.7 million, completing the August 8, 2023 authorization and leaving $1.3 million available for purchase under the September 10, 2025 authorization. During the nine months ended September 30, 2025, the Company repurchased a total of 274,922 shares of its common stock for an aggregate cost of $2.6 million under these authorizations. Of this total, 261,052 shares were repurchased on September 25, 2025, in connection with a transaction with a certain shareholder totaling $2.44 million, and the remaining 13,870 shares were repurchased on the open market for a cost of $0.1 million.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Index
ITEM 5.    OTHER INFORMATION

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

STAR EQUITY HOLDINGS, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.
2.1
Agreement and Plan of Merger, dated as of August 14, 2026, by and among Star Equity Holdings, Inc., Merger Sub - R, Inc., and Harte Hanks, Inc. (incorporated by reference to Exhibit 2.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2026).

2.2
Asset Purchase Agreement, dated November 2, 2026, by and among Star Equity Holdings, Inc., Hudson Talent Solutions US, Inc., Hudson Talent Solutions, LLC, Cornerstone RPO, LLC, the members of Cornerstone RPO, LLC party thereto, and Rodney Ashby, as Member Representative (incorporated by reference to Exhibit 2.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2026).

10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2026).
10.2
Stock Purchase Agreement, by and between Star Equity Holdings, Inc., PD Machine, LLC, Phil’s Welding, Inc., Davis Rentals, LLC, Leah Davis, Phillip Davis, 1218 East 135 South, Inc. and Alliance Machine Solutions, Inc., dated October 23, 2026 (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2026).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Star Equity Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Other Comprehensive Loss for the three months and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.
(Registrant)

Dated:	November 12, 2026	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2026	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Accounting Officer
(Principal Financial Officer)